Form 10-K
period 1993-12-31
MAXXAM GROUP INC /DE/
filed 1994-03-31
CIK 764542

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549



     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the fiscal year ended December 31, 1993  Commission File Number 1-
     8857


                                MAXXAM GROUP INC.
             (Exact name of Registrant as Specified in its Charter)


                    DELAWARE                            13-1310680
                (State or other                      (I.R.S. Employer
                 jurisdiction                     Identification Number)
               of incorporation or
                 organization)

          5847 SAN FELIPE, SUITE 2600
                 HOUSTON, TEXAS                            77057
             (Address of Principal                      (Zip Code)
               Executive Offices)
       Registrant's telephone number, including area code: (713) 975-7600

                               __________________

           Securities registered pursuant to Section 12(b) of the Act:

                                      None.


           Securities registered pursuant to Section 12(g) of the Act:

                                      None.
                               __________________


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes  /X/  No   /  /
           Shares of Common Stock outstanding at March 15, 1994:  100
          All of the Registrant's voting stock is held by an affiliate of the Registrant.

          REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
     (J)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.


                       DOCUMENTS INCORPORATED BY REFERENCE

  The consolidated financial statements and notes thereto of Kaiser Aluminum Corporation are incorporated herein by reference and included as Exhibit 99 hereto.

                                MAXXAM GROUP INC.

                                     PART I


     ITEM 1.   BUSINESS

     GENERAL

               MAXXAM Group Inc. and its majority and wholly owned subsidiaries are collectively referred to herein as the "Company" or "MGI" unless otherwise indicated or the context indicates otherwise. The Company is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").
     As a result of the Forest Products Group Formation described in the following paragraph, the Company is engaged almost exclusively in forest products operations through its wholly owned subsidiaries, The Pacific Lumber Company and its wholly owned subsidiaries (collectively referred to herein as "Pacific Lumber," unless the context indicates otherwise), and Britt Lumber Co., Inc. ("Britt"). Pacific Lumber, which has been in continuous operation for 125 years, engages in all principal aspects of the lumber industry--the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber products and the manufacturing of lumber into a variety of value-added finished products. Britt manufactures redwood and cedar fencing and decking products from small diameter logs, a substantial portion of which Britt acquires from Pacific Lumber (which cannot efficiently process them in its own mills).

     FOREST PRODUCTS GROUP FORMATION

               On August 4, 1993, the Company issued $100 million aggregate principal amount of 11 1/4% Senior Secured Notes due 2003 (the "MGI Senior Notes") and $126.7 million aggregate principal amount (approximately $70 million net of original issue discount) of 12 1/4% Senior Secured Discount Notes due 2003 (the "MGI Discount Notes" and together with the MGI Senior Notes, the "MGI Notes"). In connection with such offering, the Company reorganized its operations so that it would be engaged in the forest products business (the "Forest Products Group Formation"). Prior to the Forest Products Group Formation, the Company also operated in two other industries: aluminum, through its majority owned subsidiary, Kaiser Aluminum Corporation ("Kaiser"), a fully integrated aluminum producer, and real estate management and development, through the Palmas del Mar development located in Puerto Rico ("Palmas") owned by a subsidiary of the Company. On August 4, 1993, the Company (i) transferred to MAXXAM 50 million shares of Kaiser's common stock held by a subsidiary of the Company, representing the Company's entire interest in Kaiser's common stock,
     (ii) transferred to MAXXAM 60,075 shares of MAXXAM's common stock held by a subsidiary of the Company, (iii) transferred to MAXXAM certain notes receivable, long-term investments, and other assets, each net of related liabilities, collectively having a carrying value to the Company of approximately $1.1 million, and (iv) exchanged with MAXXAM 2,132,950 Depositary Shares, acquired from Kaiser in June 1993 for $15.0 million, such exchange being in satisfaction of a $15.0 million promissory note evidencing a cash loan made by MAXXAM to the Company in January 1993. On the same day, MAXXAM assumed approximately $17.5 million of certain liabilities of the Company that were unrelated to the Company's forest products operations or were related to operations which have been disposed of by the Company. Additionally, in September 1993, the Company transferred to MAXXAM its interest in Palmas.

     PACIFIC LUMBER REFINANCING

               On March 23, 1993 (the "Closing Date"), Pacific Lumber transferred (the "Transfer") approximately 179,000 acres of timberlands (the "Subject Timberlands"), its geographical information system and certain other assets to its newly-formed wholly owned subsidiary, Scotia Pacific Holding Company ("SPHC"), in exchange for
     (i) the assumption by SPHC of $323.4 million of Pacific Lumber's public indebtedness consisting of all of Pacific Lumber's 12% Series A Senior Notes due July 1, 1996 (the "Series A Notes") and a portion of Pacific Lumber's 12.2% Series B Senior Notes due July 1, 1996 (the "Series B Notes") and (ii) all of SPHC's outstanding common stock. SPHC was organized as a special purpose Delaware corporation to facilitate the Transfer and the offering of the Timber Notes described below. The Subject Timberlands consist substantially of residual old growth and young growth redwood and Douglas-fir timber. On the Closing Date, Pacific Lumber and SPHC entered into a Master Purchase Agreement, a Services Agreement, an Additional Services Agreement and certain other agreements providing for a variety of ongoing relationships. See "Pacific Lumber Operations-- Relationships with SPHC and Britt Lumber." On the Closing Date, Pacific Lumber also transferred to its newly-formed wholly owned subsidiary, Salmon Creek Corporation ("Salmon Creek"), in exchange for all of Salmon Creek's common stock, approximately 3,000 contiguous acres of its virgin old growth redwood timber, together with approximately 3,000 additional acres of adjacent timberlands owned by Pacific Lumber which could not be readily segregated from such virgin old growth redwood timberlands (collectively, the "Salmon Creek Property").

               Pacific Lumber retained the exclusive right to harvest (the "Pacific Lumber Harvest Rights") approximately 8,000 non-contiguous acres of the Subject Timberlands consisting substantially of virgin old growth redwood and virgin old growth Douglas-fir timber located on numerous small parcels throughout the Subject Timberlands. In addition, Pacific Lumber retained its lumber milling, manufacturing, cogeneration and related facilities, as well as approximately 11,000 acres of real property located in Humboldt County, California, which do not constitute part of the Subject Timberlands (collectively, the "Pacific Lumber Real Property"). The Pacific Lumber Real Property consists of the town of Scotia, the land on which Pacific Lumber's sawmills, manufacturing facilities and related facilities are located and areas adjacent thereto, certain potential residential and commercial development sites and other areas, including timberlands owned by Pacific Lumber which cannot be readily segregated from the foregoing properties. Pacific Lumber is milling logs and producing and marketing lumber products from timber located on the timberlands of SPHC, Pacific Lumber and Salmon Creek in substantially the same manner as conducted prior to the Transfer. Pacific Lumber is, pursuant to the Master Purchase Agreement, harvesting and purchasing from SPHC all or substantially all of the logs harvested from the Subject Timberlands. See "--Pacific Lumber Operations--Relationships with SPHC and Britt Lumber" below.

               On the Closing Date, Pacific Lumber consummated its offering of $235 million aggregate principal amount of 10 1/2% Senior Notes due 2003 (the "Pacific Lumber Senior Notes") and SPHC consummated its offering of $385 million aggregate principal amount of 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes"). The net proceeds of such offerings, together with cash and marketable securities, were used to redeem all of Pacific Lumber's outstanding public indebtedness (including the amounts assumed by SPHC), to make required deposits into certain accounts for the benefit of the holders of the Timber Notes, to repay Pacific Lumber's cogeneration loan and to pay a $25.0 million dividend to MAXXAM Properties Inc., a subsidiary of the Company ("MPI"). Substantially all of SPHC's assets, including the Subject Timberlands, were pledged as security for the Timber Notes.

     PACIFIC LUMBER OPERATIONS

          TIMBERLANDS

               Pacific Lumber owns and manages approximately 187,000 acres of commercial timberlands in Humboldt County in northern California. These timberlands contain approximately three-quarters redwood and one-quarter Douglas-fir timber. Pacific Lumber's acreage is virtually contiguous, is located in close proximity to its sawmills and contains an extensive (1,100 mile) network of roads. These factors significantly reduce harvesting costs and facilitate Pacific Lumber's forest management techniques. The extensive roads throughout Pacific Lumber's timberlands facilitate log hauling, serve as fire breaks and allow Pacific Lumber's foresters access to employ forest stewardship techniques which protect the trees from forest fires, erosion, insects and other damage.

               The forest products industry grades lumber in various classifications according to quality. The two broad categories within which all grades fall, based on the absence or presence of knots, are called "upper" and "common" grades, respectively. "Old growth" trees, often defined as trees which have been growing for approximately 200 years or longer, have a higher percentage of upper grade lumber than "young growth" trees (those which have been growing for less than 200 years). "Virgin" old growth trees are located in timber stands that have not previously been harvested. "Residual" old growth trees are located in timber stands which have been selectively harvested in the past.

               Pacific Lumber has engaged in extensive efforts, at relatively low cost, to supplement the natural regeneration of timber and increase the amount of timber on its timberlands. Regeneration of redwood timber generally is accomplished through the natural growth of redwood sprouts from the stump remaining after a redwood tree is harvested. Such new redwood sprouts grow quickly, thriving on existing mature root systems. In addition, Pacific Lumber supplements natural redwood generation by planting redwood seedlings. Douglas-fir timber grown on Pacific Lumber's timberlands is regenerated almost entirely by planting seedlings. During the 1992-93 planting season (December through March), Pacific Lumber planted approximately 488,000 redwood and Douglas-fir seedlings at a cost of approximately $215,500.

          HARVESTING PRACTICES

               The ability of Pacific Lumber to sell logs or lumber products will depend, in part, upon its ability to obtain regulatory approval of timber harvesting plans ("THPs"). THPs are required to be filed with the California Department of Forestry ("CDF") prior to the harvesting of timber and are designed to comply with existing environmental laws and regulations. The CDF's evaluation of proposed THPs incorporates review and analysis of such THPs provided by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. The method of harvesting as set forth in a THP is chosen from among a number of accepted methods based upon suitability to the particular site conditions. Pacific Lumber maintains a detailed geographical information system covering its timberlands (the "GIS"). The GIS covers numerous aspects of Pacific Lumber's properties, including timber type, tree class, wildlife data, roads, rivers and streams. By carefully monitoring and updating this data base, Pacific Lumber's foresters are able to develop detailed THPs which are required to be filed with and approved by the CDF prior to the harvesting of timber.

               Pacific Lumber principally harvests trees through selective harvesting, which harvests only a portion of the trees in a given area, as opposed to clearcutting, which harvests an entire area of trees in one logging operation. Selective harvesting generally accounts for over 90% (by volume on a net board foot basis) of Pacific Lumber's timber harvest in any given year. Harvesting by clearcutting is used only when selective harvesting methods are impractical due to unique conditions. Selective harvesting allows the remaining trees to obtain more light, nutrients and water thereby promoting faster growth rates. Due to the size of its timberlands and conservative harvesting practices, Pacific Lumber has historically conducted harvesting operations on approximately 5% of its timberlands in any given year.

          PRODUCTION FACILITIES

               Pacific Lumber owns four highly mechanized sawmills and related facilities located in Scotia, Fortuna and Carlotta, California. The sawmills historically have been supplied almost entirely from timber harvested from Pacific Lumber's timberlands. Since 1986, Pacific Lumber has implemented numerous technological advances which have increased the operating efficiency of its production facilities and the recovery of finished products from its timber. Over the past three years, Pacific Lumber's annual lumber production has averaged approximately 249 million board feet, with approximately 228, 264 and 256 million board feet produced in 1993, 1992 and 1991, respectively. Pacific Lumber operates a finishing plant which processes rough lumber into a variety of finished products such as trim, fascia, siding and paneling. These finished products include the industry's largest variety of customized trim and fascia patterns. Pacific Lumber also enhances the value of some grades of common grade lumber by cutting out knot-free pieces and reassembling them into longer or wider pieces in Pacific Lumber's state-of-the-art end and edge glue plant. The result is a standard sized upper grade product which can be sold at a significant premium over common grade products.

               Pacific Lumber dries the majority of its upper grade lumber before it is sold. Upper grades of redwood lumber are generally air-dried for six to eighteen months and then kiln-dried for seven to twenty-four days to produce a dimensionally stable and high quality product which generally commands higher prices than "green" lumber (which is lumber sold before it has been dried). Upper grade Douglas-fir lumber is generally kiln-dried immediately after it is cut. Pacific Lumber owns and operates 34 kilns, having an annual capacity of approximately 95 million board feet, to dry its upper grades of lumber efficiently in order to produce a quality, premium product. Pacific Lumber also maintains several large enclosed storage sheds which hold approximately 25 million board feet of lumber.

               In addition, Pacific Lumber owns and operates a modern 25-megawatt cogeneration power plant which is fueled almost entirely by the wood residue from Pacific Lumber's milling and finishing operations. This power plant generates substantially all of the energy requirements of Scotia, California, the town adjacent to Pacific Lumber's timberlands owned by Pacific Lumber where several of its manufacturing facilities are located. Pacific Lumber sells surplus power to Pacific Gas and Electric Company. In 1993, the sale of surplus power to Pacific Gas and Electric Company accounted for approximately 2% of Pacific Lumber's total revenues.

               In April 1992, an earthquake and a series of aftershocks occurred in northern California which produced a significant amount of damage in and around the area where Pacific Lumber's forest products operations are located. Standing timber on Pacific Lumber's timberlands suffered virtually no damage; however, among other damage, a large number of kilns used to dry upper grade redwood lumber and two sawmills were damaged, including one sawmill which was not operational for a period of approximately six weeks. Pacific Lumber maintains insurance coverage with respect to damage to its property and the disruption of its business from earthquakes. Consistent with its past practices and the owners of most other timber tracts in the United States, Pacific Lumber does not maintain earthquake or fire insurance in respect of standing timber.

          PRODUCTS

               Lumber
               Pacific Lumber primarily produces and markets lumber. In 1993, Pacific Lumber sold approximately 240 million board feet of lumber, which accounted for approximately 82% of Pacific Lumber's total revenues. Lumber products vary greatly by the species and quality of the timber from which it is produced.

     Lumber is sold not only by grade (such as "upper" grade versus "common" grade), but also by board size and the drying process associated with the lumber.

               Redwood lumber is Pacific Lumber's largest product category, constituting approximately 81% of Pacific Lumber's total lumber revenues and 67% of Pacific Lumber's total revenues in 1993. Redwood is commercially grown only along the northern coast of California and possesses certain unique characteristics which permit it to be sold at a premium to many other wood products. Such characteristics include its natural beauty, superior ability to retain paint and other finishes, dimensional stability and innate resistance to decay, insects and chemicals. Typical applications include exterior siding, trim and fascia for both residential and commercial construction, outdoor furniture, decks, planters, retaining walls and other specialty applications. Redwood also has a variety of industrial applications because of its chemical resistance and because it does not impart any taste or odor to liquids or solids.

               Upper grade redwood lumber, which is derived primarily from old growth trees and is characterized by an absence of knots and other defects and a very fine grain, is used primarily in more costly and
     distinctive interior and exterior applications.   During 1993, upper
     grade redwood lumber products accounted for approximately 25% of Pacific Lumber's total lumber production volume (on a net board foot basis), 49% of its total lumber revenues and 40% of its total revenues.

               Common grade redwood lumber, Pacific Lumber's largest volume product, has many of the same aesthetic and structural qualities of redwood uppers, but has some knots, sapwood and a coarser grain. Such lumber is commonly used for construction purposes, including outdoor structures such as decks, hot tubs and fencing. In 1993, common grade redwood lumber accounted for approximately 48% of Pacific Lumber's total lumber production volume (on a net board foot basis), 32% of its total lumber revenues and 26% of its total revenues.

               Douglas-fir lumber is used primarily for new construction and some decorative purposes and is widely recognized for its strength, hard surface and attractive appearance. Douglas-fir is grown commercially along the west coast of North America and in Chile and New Zealand. Upper grade Douglas-fir lumber is derived primarily from old growth Douglas-fir timber and is used principally in finished carpentry applications. In 1993, upper grade Douglas-fir lumber accounted for approximately 5% of Pacific Lumber's total lumber production volume (on a net board foot basis), 8% of its total lumber revenues and 6% of its total revenues. Common grade Douglas-fir lumber is used for a variety of general construction purposes and is largely interchangeable with common grades of other whitewood lumber. In 1993, common grade Douglas-fir lumber accounted for approximately 22% of Pacific Lumber's total lumber production volume, 11% of its total lumber revenues and 9% of its total revenues.

               Logs
               Pacific Lumber currently sells certain logs that, due to their size or quality, cannot be efficiently processed by its mills into lumber. The purchasers of these logs are largely Britt, and surrounding mills which do not own sufficient timberlands to support their mill operations. In 1993, log sales accounted for approximately
     10% of Pacific Lumber's total revenues.   See "--Relationships with
     SPHC and Britt Lumber" below.

               Except for the agreement with Britt described below, Pacific Lumber does not have a significant contractual relationships with any third parties relating to the purchase of logs. Pacific Lumber has historically not purchased significant quantities of logs from third parties; however, Pacific Lumber may from time to time purchase logs from third parties for processing in its mills or for resale to third parties if, in the opinion of management, economic factors are advantageous to the Company. See also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Operating Income" for a description of 1993 log purchases by Pacific Lumber due to inclement weather conditions.

               Wood Chips
               In 1990, Pacific Lumber installed a whole-log chipper to produce wood chips from hardwood trees which were previously left as waste. These chips primarily are sold to third parties for the production of facsimile and other specialty papers. In 1993, hardwood chips accounted for approximately 3% of Pacific Lumber's total revenues.

               Pacific Lumber also produces softwood chips from the wood residue and waste from its milling and finishing operations. These chips are sold to third parties for the production of wood pulp and paper products. In 1993, softwood chips accounted for approximately 3% of Pacific Lumber's total revenues.

          BACKLOG AND SEASONALITY

               Pacific Lumber's backlog of sales orders at December 31, 1993 and 1992 was approximately $16.0 million and $15.4 million, respectively, the substantial portion of which was delivered in the first quarter of the succeeding fiscal year.

               Pacific Lumber has historically experienced lower first and fourth quarter sales due largely to the general decline in construction-related activity during the winter months. As a result, Pacific Lumber's results in any one quarter are not necessarily indicative of results to be expected for the full year.

          MARKETING

               The housing, construction and remodeling markets are the primary markets for Pacific Lumber's lumber products. Pacific Lumber's policy is to maintain a wide distribution of its products both geographically and in terms of the number of customers. Pacific Lumber sells its lumber products throughout the country to a variety of accounts, the large majority of which are wholesalers, followed by retailers, industrial users, exporters and manufacturers. Upper grades of redwood and Douglas-fir lumber are sold throughout the entire United States, as well as to export markets. Common grades of redwood lumber are sold principally west of the Mississippi river, with California accounting for approximately 60% of these sales in 1993. Common grades of Douglas-fir lumber are sold primarily in California. In 1993, no single customer accounted for more than 6% of Pacific Lumber's total revenues. Exports of lumber accounted for approximately 4% of Pacific Lumber's total lumber revenues in 1993. Pacific Lumber markets its products through its own sales staff which focuses primarily on domestic sales.

               Pacific Lumber actively follows trends in the housing, construction and remodeling markets in order to maintain an appropriate level of inventory and assortment of product. Due to its high quality products, large inventory, competitive prices and long history, Pacific Lumber believes that it has a strong degree of customer loyalty.

          COMPETITION

               Pacific Lumber's lumber is sold in highly competitive markets. Competition is generally based upon a combination of price, service and product quality. Pacific Lumber's products compete not only with other wood products but with metals, masonry, plastic and other construction materials made from non-renewable resources. The level of demand for Pacific Lumber's products is dependent on such broad factors as overall economic conditions, interest rates and demographic trends.
     In addition, competitive considerations, such as total industry production and competitors' pricing, as well as the price of other construction products, affect the sales prices for Pacific Lumber's lumber products. Pacific Lumber currently enjoys a competitive advantage in the upper grade redwood lumber market due to the quality of its timber holdings and relatively low cost production operations. Competition in the common grade redwood and Douglas-fir lumber market is more intense, and Pacific Lumber competes with numerous large and small lumber producers.

          EMPLOYEES

               As of March 1, 1994, Pacific Lumber had approximately 1,200 employees.

          RELATIONSHIPS WITH SPHC AND BRITT LUMBER

               On the Closing Date, Pacific Lumber and SPHC entered into a Services Agreement (the "Services Agreement") and an Additional Services Agreement (the "Additional Services Agreement"). Pursuant to the Services Agreement, Pacific Lumber provides operational, management and related services with respect to the Subject Timberlands containing timber of SPHC ("SPHC Timber") not performed by SPHC's own employees. Such services include the furnishing of all equipment, personnel and expertise not within the SPHC's possession and reasonably necessary for the operation and maintenance of the Subject Timberlands containing the SPHC Timber. In particular, Pacific Lumber is required to regenerate SPHC Timber, prevent and control loss of the SPHC Timber by fires, maintain a system of roads throughout the Subject Timberlands, take measures to control the spread of disease and insect infestation affecting the SPHC Timber and comply with environmental laws and regulations, including measures with respect to waterways, habitat, hatcheries and endangered species. Pacific Lumber also is required (to the extent necessary) to assist SPHC personnel in updating the GIS and to prepare and file, on SPHC's behalf, all pleadings and motions and otherwise diligently pursue appeals of any denial of any THP and related matters. As compensation for these and the other services to be provided by Pacific Lumber, SPHC pays a fee which is adjusted on January 1 of each year based on a specified government index relating to wood products. The fee was $100,000 per month in 1993 and is expected to be approximately $114,000 per month in 1994. Pursuant to the Additional Services Agreement, SPHC provides Pacific Lumber with a variety of services, including (a) assisting Pacific Lumber to operate, maintain and harvest its own timber properties, (b) updating and providing access to the GIS with respect to information concerning Pacific Lumber's own timber properties, and (c) assisting Pacific Lumber with its statutory and regulatory compliance. Pacific Lumber pays SPHC a fee for such services equal to the actual cost of providing such services, as determined in accordance with generally accepted accounting principles.

               Pacific Lumber and SPHC also entered into the Master Purchase Agreement on the Closing Date. The Master Purchase Agreement governs all purchases of logs by the Company from SPHC. Each purchase of logs by Pacific Lumber from SPHC is made pursuant to a separate log purchase agreement (which incorporates the terms of the Master Purchase Agreement) for the SPHC Timber covered by an approved THP. Each log purchase agreement generally constitutes an exclusive agreement with respect to the timber covered thereby, subject to certain limited exceptions. The purchase price must be at least equal to the SBE Price (as defined below). The Master Purchase Agreement provides that if the purchase price equals or exceeds (i) the price for such species and category thereof set forth on the structuring schedule applicable to the Timber Notes, and (ii) the SBE Price, then such price shall be deemed to be the fair market value of such logs. The Master Purchase Agreement defines the "SBE Price," for any species and category of timber, as the stumpage price for such species and category as set forth in the most recent "Harvest Value Schedule" published by the California State Board of Equalization applicable to the timber sold during the period covered by such Harvest Value Schedule. Such Harvest Value Schedules are published for purposes of computing yield taxes and generally are established every six months. As Pacific Lumber purchases logs from SPHC pursuant to the Master Purchase Agreement, Pacific Lumber is responsible, at its own expense, for harvesting and removing the standing SPHC Timber covered by approved THPs and, thus, the purchase price thereof is based upon "stumpage prices." Title to the harvested logs does not pass to Pacific Lumber until the logs are transported to Pacific Lumber's log decks and measured. Substantially all of SPHC's revenues are derived from the sale of logs to Pacific Lumber under the Master Purchase Agreement.

               In connection with the Transfer, Pacific Lumber, SPHC and Salmon Creek also entered into a Reciprocal Rights Agreement granting to each other certain reciprocal rights of egress and ingress through their respective properties in connection with the operation and maintenance of such properties and their respective businesses. In addition, on the Closing Date, Pacific Lumber entered into an Environmental Indemnification Agreement with SPHC pursuant to which Pacific Lumber agreed to indemnify SPHC from and against certain present and future liabilities arising with respect to hazardous materials, hazardous materials contamination or disposal sites, or under environmental laws with respect to the Subject Timberlands.

               On the Closing Date, Pacific Lumber entered into an agreement with Britt which governs the sale of logs by Pacific Lumber and Britt to each other, the sale of hog fuel (wood residue) by Britt to Pacific Lumber for use in Pacific Lumber's cogeneration plant, the sale of lumber by Pacific Lumber and Britt to each other, and the provision by Pacific Lumber of certain administrative services to Britt (including accounting, purchasing, data processing, safety and human resources services). The logs which Pacific Lumber sells to Britt and which are used in Britt's manufacturing operations are sold at approximately 75% of applicable SBE prices (to reflect the lower quality of these logs). Logs which either Pacific Lumber or Britt purchases from third parties and which are then sold to each other are transferred at the actual cost of such logs. Hog fuel is sold at applicable market prices, and administrative services are provided by Pacific Lumber based on Pacific Lumber's actual costs and an allocable share of Pacific Lumber's overhead expenses consistent with past practice.

     BRITT LUMBER OPERATIONS

          BUSINESS

               Britt is located in Arcata, California, approximately 45 miles north of Pacific Lumber's headquarters. Britt's primary business is the processing of small diameter redwood logs into wood fencing products for sale to retail and wholesale customers. Britt was incorporated in 1965 and operated as an independent manufacturer of fence products until July 1990, when it was purchased by a subsidiary of the Company. Britt purchases small diameter (6 to 14 inch) and short length (6 to 12 feet) redwood logs from Pacific Lumber and a variety of different diameter and different length logs from various timberland owners. Britt processes logs at its mill into a variety of different fencing products, including "dog-eared" 1" to 6" fence stock in six and eight foot lengths, 4" x 4" fence posts in 6 through 12 foot lengths, and other fencing products in 6 through 12 foot lengths. Britt's purchases of logs from third parties are generally consummated pursuant to short-term contracts of twelve months or less. See "--Pacific Lumber Operations--Relationships with SPHC and Britt Lumber" for a description of Britt's log purchases from Pacific Lumber.

          MARKETING

               In 1993, Britt sold approximately 73 million board feet of lumber products to approximately 90 different customers, compared to 1992 sales of approximately 68 million board feet of lumber products to approximately 100 customers. In both years, over one-half of its sales were in northern California. The remainder of its 1993 and 1992 sales were in southern California, Arizona, Colorado, Hawaii and Nevada. The largest and top five of such customers accounted for approximately 33% and 46%, respectively, of such 1993 sales and 33% and 80%, respectively, of 1992 sales. Britt markets its products through its own sales person to a variety of customers, including distribution centers, industrial remanufacturers, wholesalers and retailers.

          FACILITIES AND EMPLOYEES

               Britt's manufacturing operations are conducted on 12 acres of land, 10 acres of which are leased on a long-term fixed-price basis from an unrelated third party. Fence production is conducted in a 46,000 square foot mill. An 18 acre log sorting and storage yard is located 1/4 mile away. The mill was constructed in 1980, and capital expenditures to enhance its output and efficiency are made on a yearly basis. Britt's (single shift) mill capacity, assuming 40 production hours per week, is estimated at 40.3 million board feet of fencing products per year. As of March 1, 1994, Britt employed approximately 100 people.

          COMPETITION

               Management estimates that Britt accounted for approximately 24% of the redwood fence market in 1993 in competition with the northern California mills of Louisiana Pacific and Georgia Pacific.

     REGULATORY AND ENVIRONMENTAL FACTORS

               Regulatory and environmental issues play a significant role in Pacific Lumber's forest products operations. Pacific Lumber's forest products operations are subject to a variety of California, and in some cases, federal laws and regulations dealing with timber harvesting, endangered species, and air and water quality. These laws include the California Forest Practice Act (the "Forest Practice Act"), which requires that timber harvesting operations be conducted in accordance with detailed requirements set forth in the Forest Practice Act and in the regulations promulgated thereunder by the California Board of Forestry (the "BOF"). The federal Endangered Species Act (the "ESA") and the California Endangered Species Act (the "CESA") provide in general for the protection and conservation of specifically listed fish, wildlife and plants which have been declared to be endangered or threatened. The California Environmental Quality Act ("CEQA") provides, in general, for protection of the environment of the state, including protection of air and water quality and of fish and wildlife. In addition, the California Water Quality Act requires, in part, that Pacific Lumber's operations be conducted so as to reasonably protect the water quality of nearby rivers and streams. Pacific Lumber does not expect that compliance with such existing laws and regulations will have a material adverse effect on its timber harvesting practices or future operating results. There can be no assurance, however, that future legislation, governmental regulations or judicial or administrative decisions would not adversely affect Pacific Lumber.

               Additional BOF regulations (i.e., late succession forest stand rules and sensitive watershed rules) went into effect March 1, 1994. These new regulations require, among other things, the inclusion of more information in THPs (concerning, among other things, timber generation systems, the presence or absence of fish, wildlife and plant species, and potentially impacted watersheds) and modification of certain timber harvesting practices to comply with the new regulations. In early March 1994, the BOF also approved silviculture with sustained yield rules. The Office of Administrative Law (the "OAL") is expected to
     (i) approve these proposed regulations, (ii) request additional review, information or action and resubmittal to the OAL, or (iii) reject the proposed regulations. These proposed regulations are scheduled to become effective on May 1, 1994, and if approved, will require additional information to be included in THPs (concerning, among other things, compliance with long-term sustained yield objectives) and modifications of certain timber harvesting practices (including the creation of buffer zones between harvest areas and increases in the amount of timber required to be retained in a harvest area).

               Various groups and individuals have filed objections with the CDF regarding the CDF's actions and rulings with respect to certain of Pacific Lumber's THPs, and the Company expects that such groups and individuals will continue to file objections to certain of Pacific Lumber's THPs. In addition, lawsuits are pending which seek to prevent Pacific Lumber from implementing certain of its approved THPs. These challenges have severely restricted Pacific Lumber's ability to harvest virgin old growth timber on its property during the past few years. To date, litigation with respect to Pacific Lumber's THPs relating to young growth and residual old growth timber has been limited; however, no assurance can be given as to the extent of such litigation in the future. See Item 3. "Legal Proceedings--Pacific Lumber Environmental Litigation."

               In June 1990, the U.S. Fish and Wildlife Service (the "USFWS") designated the northern spotted owl as threatened under the ESA. The State of California also has adopted regulations designed to protect the northern spotted owl, although the northern spotted owl has not been listed as threatened or endangered under the CESA. The owl's range includes all of Pacific Lumber's timberlands. The ESA and its implementing regulations generally prohibit harvesting operations in which individual owls might be killed, displaced or injured or which result in significant habitat modification that could impair the survival of individual owls or the species as a whole. Since 1988, biologists have conducted inventory and habitat utilization studies of northern spotted owls on Pacific Lumber's timberlands. The USFWS has given its full concurrence to a northern spotted owl management plan (the "Owl Plan"), a comprehensive wildlife management plan submitted by Pacific Lumber with respect to the northern spotted owl. Pacific Lumber incorporates this plan into each THP filed with the CDF and is no longer required to receive individual approval of its northern spotted owl conservation practices in connection with each THP it submits. The Owl Plan enables Pacific Lumber to expedite the approval process with respect to its THPs. Both federal and state agencies continue to review and consider possible additional regulations regarding the northern spotted owl. It is uncertain if such additional regulations will become effective or their ultimate content.

               On March 12, 1992, the marbled murrelet was approved for listing as endangered under the CESA. Pacific Lumber has incorporated, and will continue to incorporate, additional mitigation measures into its THPs to protect and maintain habitat for marbled murrelets on its timberlands. The California Department of Fish and Game (the "CDFG") requires Pacific Lumber to conduct pre-harvest marbled murrelet surveys and to provide certain other site specific mitigations in connection with its THPs covering virgin old growth timber and unusually dense stands of residual old growth timber. Such surveys can only be conducted during April to July, the murrelets' nesting and breeding season. Accordingly, such surveys are expected to delay the approval process with respect to certain of the THPs filed by Pacific Lumber. The results of such surveys could prevent Pacific Lumber from conducting certain of its harvesting operations. In October 1992, the USFWS issued its final rule listing the marbled murrelet as a threatened species under the ESA in the tri-state area of Washington, Oregon and California. In January 1994, the USFWS proposed designation of critical habitat for the marbled murrelet under the ESA. This proposal is subject to public comment, hearings and possible future modification. Both federal and state agencies continue to review and consider possible additional regulations regarding the marbled murrelet. It is uncertain if such additional regulations will become effective or their ultimate content.

               Pacific Lumber's wildlife biologist is conducting research concerning the marbled murrelet on Pacific Lumber's timberlands and is currently developing a comprehensive management plan for the marbled murrelet (the "Murrelet Plan") similar to the Owl Plan. Pacific Lumber is continuing to work with the USFWS and the other government agencies on the Murrelet Plan. It is uncertain when the Murrelet Plan will be completed and approved.

               In October 1993, the USFWS received a petition proposing listing the coho salmon (which is found on Pacific Lumber's property) as threatened or endangered.

               Laws and regulations dealing with Pacific Lumber's operations are subject to change and new laws and regulations are frequently introduced concerning the California timber industry. A variety of bills are currently pending in the California legislature and the U.S. Congress which relate to the business of Pacific Lumber, including the protection and acquisition of old growth and other timberlands, endangered species, environmental protection and the restriction, regulation and administration of timber harvesting practices. For example, the U.S. Congressman for the congressional district in which Pacific Lumber is located has introduced a bill which would, among other things, incorporate within the boundaries of an existing national forest approximately 42,000 acres of Pacific Lumber's timberlands and would designate approximately 12,000 acres of Pacific Lumber's timberlands to be studied for possible inclusion within such national forest. Corresponding legislation has been introduced in the California legislature. These 54,000 acres constitute approximately 30% of Pacific Lumber's timberlands. Since this and the other bills are subject to amendment, it is premature to assess the ultimate content of these bills, the likelihood of any of the bills passing, or the impact of any of these bills on the financial position or results of operations of the Company. Furthermore, any bills which are passed are subject to executive veto and court challenge. In addition to existing and possible new or modified statutory enactments, regulatory requirements, administrative and legal actions, the California timber industry remains subject to potential California or local ballot initiatives and evolving federal and California case law which could affect timber harvesting practices. It is, however, impossible to assess the effect of such matters on the future operating results or consolidated financial position of the Company.

     ITEM 2.   PROPERTIES

               A description of the Company's properties is included under
     Item 1 above

     ITEM 3.   LEGAL PROCEEDINGS

     PACIFIC LUMBER MERGER LITIGATION

               During the mid-to-late 1980's, Pacific Lumber was named as defendant along with several other entities and individuals, including MAXXAM and MGI, in various class, derivative and other actions brought in the Superior Court of Humboldt County by former stockholders of Pacific Lumber relating to the cash tender offer (the "Tender Offer") for the shares of Pacific Lumber by a subsidiary of MGI and the subsequent merger (the "Merger"), as a result of which Pacific Lumber became a wholly-owned subsidiary of MGI (the "Humboldt County Lawsuits"). The Humboldt County Lawsuits which remain open are captioned: Fries, et al. v. Carpenter, et al. (No. 76328) ("Fries State"); Omicini, et al. v. The Pacific Lumber Company, et al. (No. 76974) ("Omicini"); Thompson, et al. v. Elam, et al. (No. 78467) ("Thompson State"); and Russ, et al. v. Milken, et al. (No. DR-85429) ("Russ"). The Humboldt County Lawsuits generally allege, among other things, that in documents filed with the Securities and Exchange Commission (the "Commission"), the defendants made false statements concerning, among other things, the estimated value of Pacific Lumber's assets, financing for the Tender Offer and the Merger and minority stockholders' appraisal rights, and that the individual directors of Pacific Lumber breached certain fiduciary duties owed stockholders and other constituencies of Pacific Lumber. MGI and MAXXAM are alleged to have aided and abetted these violations and committed other wrongs. The Thompson State, Omicini and Fries State suits seek compensatory damages in excess of $1 billion, exemplary damages in excess of $750 million, rescission and other relief. The Russ suit does not specify the amount of damages sought. There has been no activity in the Fries State case since 1987 nor in the Omicini case since 1986. The Thompson State and Russ actions are stayed pending the outcome of the In re Ivan F. Boesky Multidistrict Securities Litigation described below.

               In 1988, the plaintiffs in the Fries State action filed another action entitled Fries, et al. v. Hurwitz, et al. (No. 88-3493
     RMT), in United States District Court, Central District of California ("Fries Federal") against Pacific Lumber, MGI, MAXXAM and others. Fries Federal repeats many of the allegations and seeks damages and relief similar to that contained in the Humboldt County Lawsuits, and, among other things, asserts that the defendants violated RICO and the Hart-Scott-Rodino Antitrust Improvements Act, and further alleges that, as a result of alleged arrangements between Ivan F. Boesky and others, MGI beneficially owned, for purposes of Pacific Lumber's bylaws, more than 5% of Pacific Lumber's outstanding shares so that the Merger required the approval of 80% of the outstanding shares rather than a majority. In 1988, plaintiffs in the Thompson State action and others filed a complaint in the United States District Court, Central District of California, entitled Thompson, et al. v. MAXXAM Group Inc., et al. (No. 88-06274) ("Thompson Federal"). The defendants in the Thompson Federal action include Pacific Lumber, MGI, MAXXAM and others. This action, as amended, repeats the allegations, asserts claims and seeks damages and relief similar to that contained in the Fries Federal and Fries State actions.

               In May 1989, the Thompson Federal and Fries Federal actions were consolidated in the In re Ivan F. Boesky Multidistrict Securities Litigation in the United States District Court, Southern District of New York (MDL No. 732 M 21-45-MP) ("Boesky"). An additional action filed in November 1989, entitled American Red Cross, et al. v. Hurwitz, et al. (No. 89 Civ 7722) ("American Red Cross"), has been consolidated with the Boesky action. The American Red Cross action contains allegations and seeks damages and relief similar to that contained in the Russ, Thompson Federal and Fries Federal actions. In September 1990, the Court in the Boesky action certified a class of plaintiffs comprised of persons who sold their shares in Pacific Lumber on or after September 27, 1985. Various plaintiffs in the Boesky action have opted out of the certified class of plaintiffs and are prosecuting their claims individually within the Boesky proceeding. The Boesky action has been set for trial commencing April 11, 1994.

               In September 1989, seven past and present employees of Pacific Lumber brought an action against Pacific Lumber, MAXXAM, MGI, certain current and former directors and officers of Pacific Lumber, MAXXAM and MGI, and First Executive Life Insurance Company ("First Executive") (subsequently dismissed as a defendant) in the United States District Court, Northern District of California, entitled Kayes, et al. v. Pacific Lumber Company, et al. (No. C89-3500) ("Kayes"). Plaintiffs purport to be participants in or beneficiaries of Pacific Lumber's former Retirement Plan (the "Retirement Plan") for whom a group annuity contract was purchased from Executive Life Insurance Company ("Executive Life") in 1986 after termination of the Retirement Plan. The Kayes action alleges that the Pacific Lumber, MAXXAM and MGI defendants breached their ERISA fiduciary duties to participants and beneficiaries of the Retirement Plan by purchasing the group annuity contract from First Executive and selecting First Executive to administer the annuity payments. Plaintiffs seek, among other things, a new group annuity contract on behalf of the Retirement Plan participants and beneficiaries. This case was dismissed on April 14, 1993 and was refiled as Jack Miller, et al. v. Pacific Lumber Company, et al. (No. C-89-3500-SBA) ("Miller") on April 26, 1993; the Miller case was dismissed on May 14, 1993. These dismissals have been appealed. On October 28, 1993, a bill amending ERISA, was passed by the U.S. Senate which appears to be intended, in part, to overturn the District Court's dismissal of the Miller action and to make available certain remedies. This bill has not been voted upon by the House of Representatives. It is impossible to say if the bill will be enacted or if enacted its ultimate content.

               In June 1991, the U.S. Department of Labor filed a civil action entitled Lynn Martin, Secretary of the U.S. Department of Labor
     v. The Pacific Lumber Company, et al. (No. 91-1812-RHS) ("DOL civil action") in the United States District Court, Northern District of California, against Pacific Lumber, MAXXAM, MGI and certain of their current and former officers and directors. The allegations in the DOL civil action are substantially similar to that in the Kayes action. The DOL civil action has been stayed pending resolution of the Kayes and Miller appeals.

               Management is of the opinion that the outcome of the foregoing litigation is unlikely to have a material adverse effect on the Company's consolidated financial position. Management is unable to express an opinion as to whether the outcome of such litigation is unlikely to have a material adverse effect on the Company's results of operations in respect of any fiscal year.

               In April 1991, the California Commissioner of Insurance (the "Commissioner") filed for conservatorship of Executive Life in Los Angeles County Superior Court in proceedings entitled Insurance Commissioner of the State of California v. Executive Life Insurance Co. and Does 1-1000 (Case No. BS006912) ("Executive Life Conservatorship"). In September 1993, the final rehabilitation plan for Executive Life (the "Plan") was closed. The Commissioner expects that for nearly all policyholders who chose to remain with Aurora National Life Assurance Corporation, the new owner and successor of Executive Life ("Aurora"), such persons will receive full payments. Policyholders who chose to "opt-out" of the Plan (i.e., chose to terminate their policy and cash in at a discounted rate), will be paid in accordance with their choice to opt-out.

     PACIFIC LUMBER ENVIRONMENTAL LITIGATION

               Various actions, similar to each other, have been filed against Pacific Lumber, MAXXAM, MGI, various state officials and others, alleging, among other things, violations of the Forest Practices Act, the CEQA, ESA, CESA, and/or related regulations. These actions seek to prevent Pacific Lumber from harvesting certain of its THPs. The Sierra Club, et al. v. State Board of Forestry, et al. (No. 82371) action in Superior Court of Humboldt County, filed by the Sierra Club and the Environmental Protection Information Center ("EPIC") in 1988, relates to two THPs for approximately 82 and 237 acres, respectively, of Pacific Lumber's virgin old growth timber. On appeal, the Court of Appeal overturned the Superior Court's decision upholding the BOF's approval of the two THPs. Pacific Lumber appealed the Court of Appeal decision and in June 1992 the California Supreme Court granted Pacific Lumber's petition for review. This matter is still pending before the California Supreme Court. Harvesting has been stayed pending outcome of the appeal.

               The Sierra Club, et al. v. The California Department of Forestry, et al. (No. 82983) and Sierra Club, et al. v. The California Department of Forestry, et al. (No. 83428) actions in the Superior Court of Humboldt County, each filed by the Sierra Club and EPIC in 1988, relate to two THPs for approximately 230 and 226 acres, respectively, of virgin old growth timber. Initially, the Superior Court ruled in favor of Pacific Lumber and dismissed these cases. After plaintiffs' appeal, the cases were remanded to Superior

     Court for trial. On remand, the decision of the Superior Court in each action prevented Pacific Lumber from harvesting the contested THP. Both decisions were appealed to the Court of Appeal, which in December 1993, affirmed the trial court's judgments reversing the approval of the THPs. In February 1994, Pacific Lumber sought review of this case by the California Supreme Court. In March 1994, the California Supreme Court affirmed the decision of the Court of Appeal, but ordered the decision of the Court of Appeal depublished, rendering it without precedential value. The Sierra Club, et al. v. The California Department of Forestry, et al. (No. DR84664) action in the Superior Court of Humboldt County, filed by the Sierra Club and EPIC in 1989, seeks substantially the same relief requested in the Sierra Club action No. 83428 cited above. After the Superior Court dismissed this action and imposed sanctions on plaintiffs based on the pending resolution of Sierra Club III, the plaintiffs appealed the sanction decision. The Court of Appeal remanded the action back to the Superior Court for further review.

               The EPIC v. The California Department of Forestry, et al. (No. 90CP0341) action in Superior Court of Humboldt County, filed by EPIC in May 1990, relates to a THP for approximately 378 acres of virgin old growth timber. A nearly identical action in Superior Court of Humboldt County, entitled Sierra Club v. The California Department of Forestry, et al. (No. 90CP0405), was brought by the Sierra Club in June 1990. These actions were subsequently consolidated and after a trial on the merits, the Superior Court in June 1992 issued its judgment in favor of Pacific Lumber and affirming the BOF's approval of this THP. The trial court's decision was appealed and the matter is still pending before the Court of Appeal. Except for certain previously felled trees, all timber harvesting operations have been stayed pending the outcome of the appeal.

               The EPIC, et al. v. California State Board of Forestry, et al. (No. 91CP244) action in the Superior Court of Humboldt County, filed by the Sierra Club and EPIC in 1991, relates to a THP for approximately 237 acres of virgin old growth timber ("THP 90-237"). After the Superior Court reversed the BOF's approval of this THP, certain modifications were made to the THP which was then unanimously approved by the BOF. The Superior Court later issued judgment in favor of Pacific Lumber. On appeal, the Court of Appeal in October 1993 affirmed the trial court's judgment approving THP 90-237. In April 1993, EPIC filed another action with respect to THP 90-237 entitled Marbled Murrelet, et al. v. Bruce Babbitt, Secretary, Department of Interior, et al. (No. C93-1400) in the U.S. District Court for the Northern District of California, alleging an unlawful "taking" of the marbled murrelet. The Court has dismissed the federal and state agency defendants and limited plaintiffs' claims against Pacific Lumber. In January 1994, plaintiffs appealed the dismissal of the state and federal defendants. Harvesting has been stayed pending outcome of the trial which is scheduled to commence in July 1994.

               The Lost Coast League v. The California Department of Forestry, et al. (No. 94DR0046) action in Superior Court of Humboldt County, filed in February 1994, relates to a THP for approximately 121 acres of primarily virgin old growth timber. On March 10, 1994, the Court heard plaintiff's request for a preliminary injunction, took the matter under submission, and issued a stay of timber harvesting while the Court reviews the matter.

               The Company's management believes that the matters described above are unlikely to have a material adverse effect on the Company's consolidated financial position or results of operations. See Item 1. "Business--Regulatory and Environmental Factors" above for a general description of regulatory and similar matters which could effect Pacific Lumber's timber harvesting practices and future operating results.

               Pacific Lumber is also involved as a plaintiff, directly and indirectly, in various legal proceedings relating to its timber harvesting operations. For example, Redwood Coast Watersheds Alliance
     v. California

     State Board of Forestry, et al. (No. 932123), in the Superior Court of San Francisco, California, challenges certain BOF regulations; Marbled Murrelet, et al. v. Bruce Babbitt, et al. (No. C92-522WDR), in the U.S. District Court for the Western District of Washington, challenges the USFWS's delay in listing as threatened, and designating critical habitat for, the marbled murrelet under the ESA; The Pacific Lumber Company v. California State Board of Forestry (No. 366197), in the Superior Court of Sacramento County, California, challenges the denial of two Pacific Lumber THPs for the harvest of approximately 558 acres of virgin old growth timber; The Pacific Lumber Company v. California Department of Fish & Game, et al. (No. 370562), in the Superior Court of Sacramento County, California, challenges the listing of the marbled murrelet as endangered under the CESA; Northwest Forest Resource Council, et al. v. Bruce Babbitt, et al. (No. 93-1579), in the U.S. District Court, District of Columbia, challenges the listing of the marbled murrelet as a threatened species under the ESA in the tri-state area of Washington, Oregon and California; and Sierra Club, et al. v. California State Board of Forestry, et al. (No. 95104), in the Superior Court of San Francisco County, California, challenges the approval of certain BOF regulations.

     ZERO COUPON NOTE LITIGATION

               In April 1989, an action was filed against the Company, MAXXAM, MPI and certain of MAXXAM's directors in the Court of Chancery of the State of Delaware, entitled Progressive United Corporation v. MAXXAM Inc., et al., Civil Action No. 10785. Plaintiff purports to bring this action as a stockholder of MAXXAM derivatively on behalf of MAXXAM and MPI. In May 1989, a second action containing substantially similar allegations was filed in the Court of Chancery of the State of Delaware, entitled Wolf v. Hurwitz, et al. (No. 10846) and the two cases were consolidated (collectively, the "Zero Coupon Note" actions). The Zero Coupon Note actions relate to a Put and Call Agreement between MPI and Mr. Charles Hurwitz (Chairman of the Board of the Company, MAXXAM and MPI), as well as a predecessor agreement (the "Prior Agreement"). Among other things, the Put and Call Agreement provided that Mr. Hurwitz had the option (the "Call") to purchase from MPI certain notes (or the common stock of MAXXAM into which they were converted) for $10.3 million. In July 1989, Mr. Hurwitz exercised the Call and acquired 990,400 shares of MAXXAM's common stock. The Zero Coupon Note actions generally allege that in entering into the Prior Agreement Mr. Hurwitz usurped a corporate opportunity belonging to MAXXAM, that the Put and Call Agreement constituted an alleged waste of corporate assets of MAXXAM and MPI, and that the defendant directors breached their fiduciary duties in connection with these matters. Plaintiffs seek to have the Put and Call Agreement declared null and void, among other remedies.

     OTHER LITIGATION MATTERS

               The Company and certain of its subsidiaries are also involved in other claims and litigation, both as plaintiffs and defendants, in the ordinary course of business. Management is of the opinion that the outcome of such other litigation will not have a material adverse effect upon the Company's consolidated financial position or results of operations.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not applicable.

                                MAXXAM GROUP INC.

                                     PART II


     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS

               The Company's common stock is held entirely by MAXXAM. Accordingly, the Company's common stock is not traded on any stock exchange and has no established public trading market. Provisions in the indenture governing the Notes contain certain restrictions on transactions with affiliates and the payment of dividends. As of December 31, 1993, no dividends may be paid by the Company. The Company declared and paid cash dividends on its common stock of $20.0 million and $110.9 million in 1993 and 1991, respectively.

               The MGI Notes are secured by the Company's pledge of 100% of the common stock of Pacific Lumber, Britt and MPI, and by a pledge of 28 million common shares of Kaiser that are owned by MAXXAM. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to the Consolidated Financial Statements appearing in Item 8.

     ITEM 6.   SELECTED FINANCIAL DATA

               Not applicable.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               As a result of the Forest Products Group Formation, the Company's financial statements have been restated to present the historical results of operations relating to the net assets transferred to MAXXAM pursuant to the Forest Products Group Formation.

     Such restatement has been made with respect to all periods presented in this Report in a manner similar to that which would be presented if the Company had discontinued the operations relating to such net assets.

     RESULTS OF OPERATIONS

               The following should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing in Item 8. The following table presents selected historical operational and financial information for the years ended December 31, 1993, 1992 and 1991.


                                                                                Years Ended December 31,
                                                                          1993            1992             1991
                                                                      ----------       ----------      -----------
                                                                             (In millions of dollars, except
                                                                                  shipments and prices)
     Shipments:
          Lumber (1):
               Redwood upper grades                                       68.3            76.6             86.7
               Redwood common grades                                     184.7           193.9            197.2
               Douglas-fir upper grades                                   10.7            10.2             11.7
               Douglas-fir common grades                                  46.4            56.0             37.8
                                                                       --------        --------         --------
               Total lumber                                              310.1           336.7            333.4
                                                                       ========        ========         ========
          Logs (2)                                                        18.6            19.1             14.5
                                                                       ========        ========         ========
          Wood chips (3)                                                 156.8           202.7            168.4
                                                                       ========        ========         ========

     Average sales price:
          Lumber (4):
               Redwood upper grades                                     $1,275          $1,141           $1,085
               Redwood common grades                                       469             427              347
               Douglas-fir upper grades                                  1,218           1,125            1,033
               Douglas-fir common grades                                   447             298              262
          Logs (4)                                                         704             366              373
          Wood chips (5)                                                    81              83               79

     Net sales:
          Lumber, net of discount                                       $202.6          $194.2           $180.2
          Logs                                                            13.1             7.0              5.4
          Wood chips                                                      12.7            16.9             13.4
          Cogeneration power                                               3.8             3.7              4.8
          Other                                                            1.2             1.5              1.9
                                                                       --------      ---------          --------
               Total net sales                                          $233.4          $223.3           $205.7
                                                                       ========        ========         ========
     Operating income                                                    $53.0           $62.5            $53.2
                                                                       ========        ========         ========
     Loss from continuing operations before income taxes,
       extraordinary item and cumulative effect of changes in            $(17.7)         $(24.7)          $(16.4)
       accounting principles                                           ========        ========         ========
     Income (loss) from net assets transferred to MAXXAM, net of
       minority interests and related income taxes                      $(513.0)         $33.7           $100.1
                                                                       ========       ========          ========
     Net income (loss)                                                  $(531.9)          $7.7            $78.0
                                                                       ========        ========         ========
     Capital expenditures                                                 $11.1           $8.7             $6.4
                                                                       ========        ========         ========


     (1)  Lumber shipments are expressed in millions of board feet.
     (2)  Log shipments are expressed in millions of board feet, net Scribner scale.
     (3)  Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
     (4)  Dollars per thousand board feet.
     (5)  Dollars per bone dry unit.


               Shipments
               Lumber shipments to third parties in 1993 were 310.1 million board feet, a decrease of 8% from 336.7 million board feet in 1992. This decrease was attributable to a 5% decrease in redwood common lumber shipments, a 14% decrease in shipments of Douglas-fir lumber and an 11% decrease in shipments of upper grade redwood lumber. The Company believes the decrease in total lumber shipments was caused primarily by a decline in construction related activity resulting from weak economic conditions in the Western region of the United States and, to a lesser extent, by the difficulties related to weather conditions in the West and Midwestern United States during 1993. Log shipments in 1993 were 18.6 million feet (net Scribner scale), a decrease of 3% from 19.1 million feet in 1992.

               Lumber shipments to third parties in 1992 of 336.7 million board feet increased 1% from 333.4 million board feet in 1991. This increase was attributable to a 48% increase in common grade Douglas-fir shipments, partially offset by a 12% decrease in upper grade redwood shipments and a 2% decrease in shipments of redwood common lumber. During the second quarter of 1992, Pacific Lumber experienced lumber production delays attributable to the earthquake and aftershocks which struck Humboldt County, California in April.
     The earthquake and related aftershocks disabled, for a period of approximately six weeks, a large number of the kilns used to dry the upper grade redwood lumber and the sawmill which produces a significant portion of Pacific Lumber's upper grade redwood lumber. Pacific Lumber initiated additional shifts at two of its other sawmills in order to minimize the impact of the lost production. The increased production at one of the sawmills was predominantly from Douglas-fir logs that had recently been salvaged from an area that experienced a forest fire in 1990. These factors resulted in substantially increased shipments of Douglas-fir lumber and the decline in shipments of redwood lumber discussed above. Log shipments in 1992 of 19.1 million feet increased 32% from 14.5 million feet in 1991. The increase in log shipments resulted primarily from the sale, to unaffiliated parties during the second quarter of 1992, of certain logs salvaged from the 1990 forest fire that were not of a suitable quality for Pacific Lumber's sawmills.

               Net sales
               Revenues from net sales for 1993 increased by approximately 5% from 1992. This increase was principally due to a 12% increase in the average realized price of upper grade redwood lumber, a 10% increase in the average realized price of redwood common lumber, a 92% increase in the average realized price of log sales and a 50% increase in the average realized price of common grade Douglas-fir lumber, partially offset by decreased shipments of lumber and logs, as previously discussed, and decreased sales of wood chips. The decrease in sales of wood chips resulted from the closure of a pulp mill by one of Pacific Lumber's customers.

               Revenues from net sales for 1992 increased by approximately 9% from 1991. This increase was principally due to a 23% increase in the average realized price of redwood common lumber, higher shipments of common grade Douglas-fir lumber, a 5% increase in the average realized price of upper grade redwood lumber, increased sales of wood chips, a 14% increase in the average realized price of common grade Douglas-fir lumber and higher log shipments, partially offset by lower shipments of upper and common grades of redwood lumber and lower sales of electrical power resulting from damage sustained by Pacific Lumber's cogeneration facility during the earthquake and aftershocks in April 1992.

               Operating income
               Operating income for 1993 decreased by approximately 15% as compared to 1992. This decrease was primarily due to the additional cost of logs purchased from third parties, lower shipments of high margin wood chips and higher overhead costs, partially offset by the increase in sales of lumber and logs, as previously discussed. The Company arranged for the purchase of a significant number of logs earlier in the year in response to concerns regarding inclement weather conditions hindering logging activities on the Company's timberlands during the first five months of 1993. The cost associated with the purchase of logs from third parties significantly exceeds the Company's cost to harvest its own timber. As a result of the Company's last-in, first-out (LIFO) methodology of accounting for inventories, a substantial portion of the additional cost associated with the purchased logs was charged to cost of sales in the third quarter of 1993. Cost of goods sold for 1992 was reduced by a $3.3 million business interruption insurance claim as a result of the April 1992 earthquake. The business interruption insurance claim represents partial compensation for the added costs and lower realized gross margins on lumber sales, primarily due to lost production capacity of Pacific Lumber's drying kilns as described above under "Shipments." Cost of goods sold for 1993 includes a reduction of $1.2 million reflecting an additional business interruption insurance claim.

               Operating income for 1992 increased by approximately 18% as compared to 1991. This increase was principally attributable to the factors impacting shipments and sales, as previously discussed. Cost of goods sold for 1991 reflects a benefit of $3.3 million due to a reduction of Pacific Lumber's LIFO inventories.

               Cost of goods sold as a percentage of sales was approximately 58%, 51% and 51% for 1993, 1992 and 1991, respectively. The increase for 1993 reflects the impact of purchased logs as discussed above. Logging costs have increased primarily due to the harvest of smaller diameter logs and, to a lesser extent, compliance with environmental regulations relating to the harvesting of timber and litigation costs incurred in connection with certain THPs filed by Pacific Lumber. See "--Trends." During the past few years, the Company has significantly increased its production of manufactured lumber products by assembling knot-free pieces of common grade lumber into wider and longer pieces in the Company's end and edge glue plant.

     This manufactured lumber results in a significant increase in lumber recovery and produces a standard size upper grade product which is sold at a premium price compared to common grade products of similar dimensions. The Company has instituted a number of measures at its sawmills during the past several years designed to enhance the efficiency of its operations such as expansion of its manufactured lumber facilities and other improvements in lumber recovery, automated lumber handling and the modification of its production scheduling to increase cogeneration power revenues.

               Loss from continuing operations before income taxes, extraordinary item and cumulative effect of changes in accounting principles

               The loss from continuing operations before income taxes, extraordinary item and cumulative effect of changes in accounting principles decreased for 1993 as compared to 1992 due to an increase in investment, interest and other income and a decrease in interest expense, partially offset by the decrease in operating income. The loss from continuing operations before income taxes, extraordinary item and cumulative effect of changes in accounting principles increased for 1992 as compared to 1991 due to a decrease in investment, interest and other income, partially offset by the increase in operating income and a decrease in interest expense. Investment, interest and other income for 1993 includes net gains on marketable securities of $6.4 million. Investment, interest and other income for 1992 includes estimated minimum insurance recoveries of $1.6 million for earthquake damage incurred in April 1992.
     Investment, interest and other income for 1991 includes a pre-tax gain of $3.5 million resulting from the sale of Pacific Lumber's San Mateo County, California timberlands in June 1991 for $7.5 million.
     Interest expense decreased in 1993 as compared to 1992 due to lower interest rates resulting from the refinancing of the Company's long-term debt during 1993. See "--Financial Condition and Investing and Financing Activities." Interest expense decreased in 1992 as compared to 1991 primarily due to the repurchase of $15.5 million principal amount of long-term debt in 1991 (see Note 6 to the Consolidated Financial Statements).

               Income (loss) from net assets transferred to MAXXAM
               The loss from net assets transferred to MAXXAM for 1993 was $513.0 million as compared to income of $33.7 million for 1992 and $100.1 million for 1991. The operations associated with these net assets consist primarily of aluminum operations conducted by Kaiser and the real estate management and development operations of Palmas. Aluminum operations incurred losses for 1993 of $501.3 million, consisting of (a) losses before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles of $74.4 million, (b) benefits for minority interests of $3.6 million and income taxes of $31.1 million, (c) an extraordinary loss on the redemption of debt of $19.0 million, net of related benefits for minority interests of $2.8 million and income taxes of $11.3 million, and (d) losses attributable to the cumulative effect of changes in accounting principles for postretirement benefits other than pensions and postemployment benefits of $440.5 million, net of related benefits for minority interests of $64.6 million and income taxes of $237.7 million, and income taxes of $2.0 million. Aluminum operations reported income before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles of $32.1 million and $153.6 million for the years ended December 31, 1992 and 1991, respectively. Real estate operations, together with the other net assets transferred to MAXXAM pursuant to the Forest Products Group Formation, incurred losses before income taxes, extraordinary item and cumulative effect of changes in accounting principles of $8.5 million and losses attributable to the cumulative effect of the change in accounting principle for income taxes of $3.2 million for 1993. Real estate and other operations incurred losses before income taxes, extraordinary item and cumulative effect of changes in accounting principles for 1992 and 1991 of $5.8 million and $15.2 million, respectively. See Notes 1 and 2 to the Consolidated Financial Statements for the years ended December 31, 1993, 1992 and 1991 contained elsewhere herein.

               Extraordinary item
               The refinancing of Pacific Lumber's outstanding public indebtedness on March 23, 1993, consisting of the Series A Notes, the Series B Notes and the 12 1/2% Senior Subordinated Debentures due July 1, 1998 (the "Debentures;" the Series A Notes, the Series B Notes and the Debentures are collectively referred to as the "Old Pacific Lumber Securities"), and the Company's 12 3/4% Notes on August 4, 1993 resulted in an extraordinary loss of $17.2 million, net of related income taxes of $8.9 million. The extraordinary loss consists primarily of the redemption premiums paid and the write-off of unamortized deferred financing costs on the Old Pacific Lumber Securities and the 12 3/4% Notes. See Note 6 to the Consolidated Financial Statements.

               Cumulative effect of changes in accounting principles
               As of January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109") and Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106") as more fully described in Notes 7 and 8 to the Consolidated Financial Statements. The cumulative effect of the change in accounting principle for the adoption of SFAS 109 increased results of operations by $14.9 million. The cumulative effect of the change in accounting principle for the adoption of SFAS 106 reduced results of operations by $2.3 million, net of related income taxes of $1.6 million. The new accounting method has no effect on the Company's cash outlays for postretirement benefits, nor will the cumulative effect of the change in accounting principle affect the Company's compliance with its existing debt covenants. The Company reserves the right to amend or terminate these benefits.

     FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

               As of December 31, 1993, the Company had consolidated working capital of $81.9 million and long-term debt of $738.7 million (net of current maturities and restricted cash deposited in the Liquidity Account described below) as compared to $120.2 million and $679.9 million, respectively, at December 31, 1992. The increase in long-term debt was primarily attributable to Pacific Lumber's recent refinancing, along with the refinancing of the Company's 12 3/4% Notes (as described below). The decline in working capital was primarily due to the decline in operating income, the payment of the $20.0 million dividend made in connection with the refinancing of the Company's 12 3/4% Notes and the impact of recording a current deferred income tax liability in connection with the implementation of the new accounting standard for income taxes. The Company anticipates that cash flows from operations, together with existing cash, marketable securities and available sources of financing, will be sufficient to fund the working capital requirements of the Company and its respective subsidiaries; however, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation affecting its timber harvesting practices, increased competition from other lumber producers or alternative building products and general economic conditions.

               During the years ended December 31, 1993, 1992 and 1991, Pacific Lumber's operating income before depletion and depreciation ("operating cash flow") amounted to $76.6 million, $90.1 million and $83.2 million, respectively, which exceeded interest accrued on all of its indebtedness in those years by $17.4 million, $24.5 million and $14.5 million, respectively. The Company believes that Pacific Lumber's and SPHC's level of operating cash flow and other available sources of financing will enable them to meet the debt service requirements on the Pacific Lumber Senior Notes and the Timber Notes, respectively.

               On August 4, 1993, the Company issued $100.0 million aggregate principal amount of MGI Senior Notes and $126.7 million aggregate principal amount (approximately $70.0 million net of original issue discount) of MGI Discount Notes. The MGI Notes are secured by the Company's pledge of 100% of the common stock of Pacific Lumber, Britt and MPI, and by MAXXAM's pledge of 28 million shares of Kaiser's common stock it received as a result of the Forest Products Group Formation. The indenture governing the MGI Notes, among other things, restricts the ability of the Company to incur additional indebtedness, engage in transactions with affiliates, pay dividends and make investments. At December 31, 1993, under the most restrictive of these covenants, no dividends may be paid by the Company. The MGI Notes are senior indebtedness of the Company; however, they are effectively subordinate to the liabilities of the Company's subsidiaries, which liabilities include the Timber Notes and the Pacific Lumber Senior Notes.

               The Company used a portion of the net proceeds from the sale of the MGI Notes to retire the entire outstanding balance of its 12 3/4% Notes at 101% of their principal amount, plus accrued interest through November 14, 1993. The Company used the remaining portion of the net proceeds from the sale of the MGI Notes, together with a portion of its existing cash resources, to pay a $20.0 million dividend to MAXXAM. MAXXAM used such proceeds to redeem, on August 20, 1993, $20.0 million aggregate principal amount of its 14% Senior Subordinated Reset Notes due 2000 at 100% of their principal amount plus accrued interest thereon. The Company incurred a pre-tax extraordinary loss associated with the early retirement of the 12 3/4% Notes of approximately $9.7 million.

               On March 23, 1993, Pacific Lumber transferred to SPHC substantially all of Pacific Lumber's non-virgin old growth redwood and Douglas-fir timber and timberlands, together with certain other assets, in exchange for (i) the assumption by SPHC of $323.4 million aggregate principal amount of Pacific Lumber's outstanding public indebtedness and (ii) all of SPHC's outstanding common stock. On the same date, Pacific Lumber issued $235.0 million of the Pacific Lumber Senior Notes and SPHC issued $385.0 million of the Timber Notes. The net proceeds from the sale of the Pacific Lumber Senior Notes and the Timber Notes, together with Pacific Lumber's existing cash and marketable securities, were used to (i) retire the Old Pacific Lumber Securities; (ii) pay accrued interest on the Old Pacific Lumber Securities through the date of redemption thereof; (iii) pay the applicable redemption premiums on the Old Pacific Lumber Securities (at approximately 1.7% of the principal amount thereof); (iv) repay Pacific Lumber's $28.9 million cogeneration facility loan; (v) fund the initial deposit of $35.0 million to a liquidity account for the benefit of the holders of the Timber Notes (the "Liquidity Account"); and (vi) pay a $25.0 million dividend to a subsidiary of the Company.

               The Company conducts its operations primarily through its subsidiaries. Creditors of the Company's subsidiaries have priority with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the Company, including the holders of the Company's public debt. As of December 31, 1993, the indebtedness of the subsidiaries reflected on the Company's Consolidated Balance Sheet was $614.9 million. The indentures governing the Pacific Lumber Senior Notes and the Timber Notes (the "Timber Note Indenture") and Pacific Lumber's Revolving Credit Agreement contain various covenants which, among other things, restrict transactions between Pacific Lumber and its affiliates and the payment of dividends. Pacific Lumber can pay dividends in an amount that is generally equal to 50% of Pacific Lumber's consolidated net income plus depletion and cash dividends received from SPHC (for periods subsequent to March 1, 1993), exclusive of the net income and depletion of SPHC so long as any Timber Notes are outstanding. On February 24, 1994, Pacific Lumber paid dividends of $5.7 million which represents the entire amount permitted at December 31, 1993.

               Substantially all of the Company's consolidated assets are owned by Pacific Lumber and a significant portion of Pacific Lumber's consolidated assets are owned by SPHC. The Company expects that Pacific Lumber will provide a major portion of the Company's future operating cash flow. Pacific Lumber is dependent upon SPHC for a significant portion of its operating cash flow. The holders of the Timber Notes have priority over the claims of creditors of Pacific Lumber with respect to the assets and cash flow of SPHC and the holders of the Pacific Lumber Senior Notes will have priority over the claims of creditors of the Company with respect to the assets and cash flows of Pacific Lumber. Under the terms of the Timber Note Indenture, SPHC will not have available cash for distribution to Pacific Lumber unless SPHC's cash flow from operations exceeds the amounts required by the Timber Note Indenture to be reserved for the payment of current debt service (including interest, principal and premiums) on the Timber Notes, capital expenditures and certain other operating expenses. The Timber Note Indenture prohibits SPHC from incurring any additional indebtedness for borrowed money and limits the business activities of SPHC to the ownership and operation of its timber and timberlands and actions reasonably incidental thereto. The Timber Notes are structured to link, to the extent of cash available, the deemed depletion of SPHC's timber (through the harvest and sale of logs) to required amortization of the Timber Notes. The actual required amount of such amortization due on any Timber Note payment date is determined by various mathematical formulas set forth in the Timber Note Indenture. The minimum amount of principal which SPHC must pay (on a cumulative basis) through any Timber Note payment date in order to avoid an Event of Default (as defined in the Timber Note Indenture) is referred to as Rated Amortization. Rated Amortization on the Timber Notes is as follows: years ending December 31, 1994 - nil; 1995 - $5.7 million; 1996 - $8.3 million; 1997 - $8.5 million;
     1998 - $8.7 million; thereafter - $345.8 million. If all payments of principal are made in accordance with Rated Amortization, the payment date on which SPHC will pay the final installment of principal is July 20, 2015. The amount of principal which SPHC must pay through each Timber Note payment date in order to avoid payment of prepayment or deficiency premiums is referred to as Scheduled Amortization. If all payments of principal are made in accordance with Scheduled Amortization, the payment date on which SPHC will pay the final installment of principal is July 20, 2009. Scheduled Amortization on the Timber Notes is as follows: years ending December 31, 1994 - $13.1 million; 1995 - $13.6 million; 1996 - $14.1 million; 1997 - $16.2 million; 1998 - $19.3 million; thereafter - $300.7 million. On July 20, 1993 and January 20, 1994, SPHC repaid approximately $8.0 million and $8.1 million, respectively, of the aggregate principal amount outstanding on the Timber Notes in accordance with Scheduled Amortization.

               The Company expects that, consistent with SPHC's purposes and its need to fund operating and capital expenses, substantially all of SPHC's available cash will be periodically distributed to Pacific Lumber. Once appropriate provision for current debt service on the Timber Notes and expenditures for operating and capital costs are made and in the absence of certain Trapping Events (as defined in the Timber Note Indenture) or outstanding judgments, the Timber Note Indenture does not limit monthly distributions of available cash from SPHC to Pacific Lumber. In the event SPHC's cash flows are not sufficient to generate distributable funds to Pacific Lumber, Pacific Lumber's ability to pay interest on the Pacific Lumber Senior Notes and to service its other indebtedness would be materially impaired and the Company's ability to pay interest on the MGI Notes and its other indebtedness would also be materially impaired. SPHC paid $58.3 million of dividends to Pacific Lumber during the period from March 23, 1993 to December 31, 1993.

               The MGI Senior Notes require annual interest payments of $11.3 million. The Company's annual interest expense on the MGI Discount Notes will initially aggregate approximately $8.8 million. The MGI Discount Notes will require annual interest payments of $15.5 million beginning on February 1, 1999. As of December 31, 1993, the Company (excluding Pacific Lumber and its subsidiary companies) had cash and marketable securities of approximately $11.4 million. The Company believes, although there can be no assurance, that the aggregate dividends that will be available to it from Pacific Lumber and Britt, during the five year period in which cash interest will not be payable on the MGI Discount Notes, will exceed the Company's cash interest payments on the MGI Senior Notes. When cash interest payments on the MGI Discount Notes commence on February 1, 1999, the Company believes that it will be able to make such cash interest payments out of its then existing cash resources and from cash expected to be available to it from Pacific Lumber and Britt.

               On June 23, 1993, Pacific Lumber entered into a new Revolving Credit Agreement with a bank which provides for borrowings of up to $30.0 million, of which $15.0 million may be used for standby letters of credit. As of December 31, 1993, $19.7 million of borrowings was available under the Revolving Credit Agreement, of which $4.7 million was available for letters of credit. No borrowings were outstanding as of December 31, 1993, and letters of credit outstanding amounted to $10.3 million. The Revolving Credit Agreement expires May 31, 1996, is secured by Pacific Lumber's trade receivables and inventories and contains covenants substantially similar to those contained in the indenture governing the Pacific Lumber Senior Notes.

               Capital expenditures for Pacific Lumber and Britt of approximately $26.2 million for the three years ended December 31, 1993 were made to improve production efficiency and reduce operating costs. Capital expenditures of the Company's subsidiaries were $11.1 million, $8.7 million and $6.4 million for the years ended December 31, 1993, 1992 and 1991, respectively. Capital expenditures for 1994 are expected to be $10 million and for the 1995 - 1996 period are estimated to be between $5 million and $10 million per year. Capital expenditures attributable to the reconstruction of Pacific Lumber's commercial facilities destroyed by the April 1992 earthquake were approximately $1.6 million for 1993 and are expected to be approximately

     $2 million to $3 million for 1994 when construction is completed. The Company anticipates that the funds necessary to finance the capital expenditures of its subsidiaries will be obtained through cash flows generated by operations of such subsidiaries and other available sources of financing to the Company's subsidiaries.

               In February 1994, Pacific Lumber received a franchise tax refund of approximately $7.2 million, including interest, from the State of California relating to tax years 1972 through 1985. This amount will be recognized in investment, interest and other income during the first quarter of 1994.

               In November 1991, the Company issued $150.0 million aggregate principal amount of 12 3/4% Notes, due November 15, 1995, at 99% of their face amount. The Company used a portion of the proceeds from the sale of the 12 3/4% Notes to pay a $30.9 million cash dividend to MAXXAM, which enabled MAXXAM to redeem its 14 1/4% Senior Subordinated Notes. Additionally, the Company paid a cash dividend of $20.0 million and a non-cash dividend of $95.5 million of certain notes receivable from MAXXAM in conjunction with the issuance of the 12 3/4% Notes. The remaining proceeds from the sale of the 12 3/4% Notes, together with a portion of the Company's existing cash resources (a portion of which was obtained from Kaiser through Kaiser's initial public offering of its common stock), were used to redeem the Company's 13 5/8% Senior Subordinated Notes.

               During 1991, Pacific Lumber repurchased $15.5 million principal amount of Pacific Lumber Securities for $15.0 million.

     TRENDS

               The Company's forest products operations are primarily conducted by Pacific Lumber and are subject to a variety of California and, in some cases, federal laws and regulations dealing with timber harvesting, endangered species, water quality and air and water pollution. The Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on its future operating results. Laws and regulations dealing with Pacific Lumber's operations are subject to change and new laws and regulations are frequently introduced concerning the California timber industry. A variety of bills are currently pending in the California legislature and the U.S. Congress which relate to the business of Pacific Lumber, including the protection and acquisition of old growth and other timberlands, endangered species, environmental protection and the restriction, regulation and administration of timber harvesting practices. For example, the U.S. Congressman for the congressional district in which Pacific Lumber is located has introduced a bill which would, among other things, incorporate within the boundaries of an existing national forest approximately 42,000 acres of Pacific Lumber's timberlands and would designate approximately 12,000 acres of Pacific Lumber's timberlands to be studied for possible inclusion within such national forest. These 54,000 acres constitute approximately 30% of Pacific Lumber's timberlands. Since this and the other bills are subject to amendment, it is premature to assess the ultimate content of these bills, the likelihood of any of the bills passing or the impact of any of these bills on the consolidated financial position or results of operations of the Company. Furthermore, any bills which are passed are subject to executive veto and court challenge. In addition to existing and possible new or modified statutory enactments, regulatory requirements and administrative and legal actions, the California timber industry remains subject to potential California or local ballot initiatives and evolving federal and California case law which could affect timber harvesting practices. It is, however, impossible to assess the effect of such matters on the future operating results or consolidated financial position of the Company.

               Various groups and individuals have filed objections with the CDF regarding the CDF's actions and rulings with respect to certain of Pacific Lumber's THPs, and the Company expects that such groups and individuals will continue to file objections to Pacific Lumber's THPs. In addition, lawsuits are pending which seek to prevent Pacific Lumber from implementing certain of its approved THPs.

     These challenges have severely restricted Pacific Lumber's ability to harvest virgin old growth redwood timber on its property during the past few years, as well as substantial amounts of virgin Douglas-fir timber which are located in virgin old growth redwood stands. No assurance can be given as to the extent of such litigation in the future. The Company believes that environmentally focused challenges to Pacific Lumber's THPs are likely to occur in the future. Although such challenges have delayed or prevented Pacific Lumber from conducting a portion of its operations, to date such challenges have not had a material adverse effect on the Company's consolidated financial position or results of operations. It is, however, impossible to predict the future nature or degree of such challenges or their ultimate impact on the operating results or consolidated financial position of the Company.



                                MAXXAM GROUP INC.


     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


     To the Stockholder and Board of Directors of MAXXAM Group Inc.:

               We have audited the accompanying consolidated balance sheets of MAXXAM Group Inc. (a Delaware corporation and a wholly owned subsidiary of MAXXAM Inc.) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, cash flows and stockholder's equity for each of the three years in the period ended December 31, 1993. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAXXAM Group Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

               As explained in Notes 7 and 8 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.

               Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in Item 14(a)(2) of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                                  ARTHUR ANDERSEN & CO.

     Houston, Texas
     January 27, 1994

                           CONSOLIDATED BALANCE SHEET



                                                                              December 31,
                                                                          1993           1992
                                                                      -----------    -----------
                                                                       (In thousands of dollars)
                                ASSETS

     Current assets:
          Cash and cash equivalents                                     $39,001         $54,254
          Marketable securities                                          17,775          22,730
          Receivables:
               Trade                                                     15,910          19,105
               Other                                                      4,212           8,885
          Inventories                                                    73,413          72,108
          Prepaid expenses and other current assets                       3,189           3,401
                                                                       --------        --------
                    Total current assets                                153,500         180,483
     Timber and timberlands, net of depletion of $171,007 and
          $160,419 at December 31, 1993 and 1992, respectively          365,511         389,744
     Property, plant and equipment, net                                 102,780         100,846
     Deferred financing costs, net                                       32,725          10,546
     Deferred income taxes                                               58,371               -
     Restricted cash and other assets                                    43,134          11,267
     Net assets transferred to MAXXAM                                         -         531,751
                                                                        -------       ---------
                                                                       $756,021      $1,224,637
                                                                       ========        ========

            LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

     Current liabilities:
          Accounts payable                                               $2,871          $2,504
          Accrued interest                                               26,216          33,500
          Accrued compensation and related benefits                       7,782           7,896
          Deferred income taxes                                          14,132               -
          Other accrued liabilities                                       4,543           4,717
          Long-term debt, current maturities                             16,093          11,707
                                                                        --------       --------
                    Total current liabilities                            71,637          60,324
     Long-term debt, less current maturities                            772,310         679,931
     Other noncurrent liabilities                                        28,125          18,032
                                                                        --------       --------
                    Total liabilities                                   872,072         758,287
                                                                        --------       --------

     Contingencies

     Stockholder's equity (deficit):
          Common stock, $.08 1/3 par value; 1000 shares                       -               -
     authorized;
               100 shares issued
          Additional capital                                             81,287          81,257
          Retained earnings (deficit)                                   (197,338)       385,093
                                                                        --------       --------
                    Total stockholder's equity (deficit)                (116,051)       466,350
                                                                        --------      ---------
                                                                       $756,021      $1,224,637
                                                                        ========       ========


                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                                        Years Ended December 31,
                                                                               1993          1992          1991
                                                                           -----------   -----------   -----------
                                                                                        (In thousands of dollars)
     Net sales:
          Lumber and logs                                                   $215,743      $201,176      $185,655
          Other                                                               17,696        22,169        20,052
                                                                           ---------     ---------     ---------
                                                                             233,439       223,345       205,707
                                                                           ---------     ---------     ---------

     Operating expenses:
          Cost of goods sold (exclusive of depletion and depreciation)       134,563       113,769       103,909
          Depletion and depreciation                                          25,811        29,932        31,966
          Selling, general and administrative                                 20,108        17,136        16,649
                                                                           ---------     ---------     ---------
                                                                             180,482       160,837       152,524
                                                                           ---------     ---------     ---------

     Operating income                                                         52,957        62,508        53,183

     Other income (expense):
          Investment, interest and other income                                9,718           399        20,910
          Interest expense                                                   (80,339)      (87,606)      (90,528)
                                                                            --------      --------      --------
     Loss from continuing operations before income taxes,
          extraordinary item and cumulative effect of changes in
          accounting principles                                              (17,664)      (24,699)      (16,435)
     Credit (provision) in lieu of income taxes                                3,355        (1,276)       (5,660)
                                                                           ---------      --------      --------
     Loss from continuing operations before extraordinary item and
          cumulative effect of changes in accounting principles              (14,309)      (25,975)      (22,095)
     Income (loss) from net assets transferred to MAXXAM, net of
          minority interests and related income taxes                       (512,970)       33,691       100,082
                                                                            --------     ---------     ---------
     Income (loss) before extraordinary item and cumulative effect of
          changes in accounting principles                                  (527,279)        7,716        77,987
     Extraordinary item:
          Loss on early extinguishment of debt, net of related credit
               in lieu of income taxes of $8,856                             (17,189)            -             -
     Cumulative effect of changes in accounting principles:
          Postretirement benefits other than pensions, net of related
               credit in lieu of income taxes of $1,566                       (2,348)            -             -
          Accounting for income taxes                                         14,916             -             -
                                                                           ---------     ---------     ---------
     Net income (loss)                                                     $(531,900)       $7,716       $77,987
                                                                            ========      ========      ========


                      CONSOLIDATED STATEMENT OF CASH FLOWS






                                                                                                  Years Ended December 31,
                                                                                        1993           1992          1991
                                                                                     -----------    -----------   -----------
                                                                                            (In thousands of dollars)
             CASH FLOWS FROM OPERATING ACTIVITIES:
                  Net income (loss)                                                  $(531,900)       $7,716       $77,987
                  Adjustments to reconcile net income (loss) to net cash
                       provided by (used for) operating activities:
                       Loss (income) from net assets transferred to MAXXAM,
                            net                                                        512,970       (33,691)     (100,082)
                       Depletion and depreciation                                       25,811        29,932        31,966
                       Extraordinary loss on early extinguishment of debt, net          17,189             -             -
                       Amortization of deferred financing costs and discounts
                            on long-term debt                                            7,435         3,018         2,765
                       Net loss (gain) on asset dispositions                               177          (153)       (3,373)
                       Incurrence of financing costs                                   (34,738)         (505)       (6,054)
                       Cumulative effect of changes in accounting principles,
                            net                                                        (12,568)            -             -
                       Net losses (gains) on marketable securities                      (6,414)        5,374          (440)
                       Decrease (increase) in receivables                                7,558        (7,576)          270
                       Increase (decrease) in accounts payable                             471        (3,418)        1,590
                       Decrease in accrued interest                                     (7,284)          (53)       (1,275)
                       Increase in accrued and deferred income taxes                    (5,123)            -             -
                       Decrease (increase) in inventories, net of depletion             (2,077)        7,872         5,638
                       Other                                                               654          (426)          104
                                                                                     ---------     ---------     ---------
                            Net cash provided by (used for) operating
                                 activities                                            (27,839)        8,090         9,096
                                                                                     ---------     ---------     ---------

             CASH FLOWS FROM INVESTING ACTIVITIES:
                  Net sales (purchases) of marketable securities                        12,389        23,355       (24,424)
                  Net proceeds from sale of assets                                         256           573         7,689
                  Decrease (increase) in net assets transferred to MAXXAM              (11,770)      (24,264)      156,716
                  Capital expenditures                                                 (11,120)       (8,669)       (6,353)
                  Other                                                                     44           520          (607)
                                                                                      ---------     ---------     ---------

                            Net cash provided by (used for) investing
                                 activities                                            (10,201)       (8,485)      133,021
                                                                                     ---------     ---------     ---------

             CASH FLOWS FROM FINANCING ACTIVITIES:
                  Proceeds from issuance of long-term debt                             790,000             -       148,500
                  Net borrowings (payments) under revolving credit agreements            2,900             -          (920)
                  Redemptions, repurchase of and principal payments on long-
                       term debt                                                      (716,551)       (4,773)     (160,009)
                  Restricted cash deposits                                             (33,562)            -             -
                  Dividends paid                                                       (20,000)          (36)     (110,900)
                                                                                      --------      --------     ---------
                            Net cash provided by (used for) financing
                                 activities                                             22,787        (4,809)     (123,329)
                                                                                      --------      --------     ---------

             NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (15,253)       (5,204)       18,788
             CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             54,254        59,458        40,670
                                                                                     ---------     ---------     ---------
             CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $39,001       $54,254       $59,458
                                                                                      ========     =========     =========

             SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING
             ACTIVITIES:
                  Net assets transferred to MAXXAM                                     $30,531
                  Dividend of notes receivable and marketable securities to
                       MAXXAM                                                                        $14,964      $100,122

             SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                  Interest paid, net of capitalized interest                           $80,188       $84,641       $89,038
                  Income taxes paid (refunded)                                              46           966           (18)
                  Tax allocation payments to MAXXAM                                      1,722         1,079             -


            CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)



                                                                       Common
                                                                       Stock                       Retained
                                                                     ($.08 1/3     Additional      Earnings
                                                                        Par)         Capital      (Deficit)        Total
                                                                    -----------    -----------   -----------    -----------
                                                                                   (In thousands of dollars)
     Balance, January 1, 1991                                              $-       $52,808       $525,412      $578,220

          Net income                                                        -             -         77,987        77,987

          Dividend                                                          -             -       (211,022)      (211,022)

          Gain from initial public offering of Kaiser Aluminum
               Corporation common stock                                     -        28,568              -         28,568
                                                                    ---------     ---------      ---------      ---------

     Balance, December 31, 1991                                             -        81,376        392,377        473,753

          Net income                                                        -             -          7,716          7,716

          Dividend                                                          -             -        (15,000)       (15,000)

          Loss from issuance of Kaiser Aluminum Corporation
               common stock                                                 -          (119)             -           (119)
                                                                    ---------      --------      ---------      ---------

     Balance, December 31, 1992                                             -        81,257        385,093        466,350

          Net loss                                                          -             -       (531,900)      (531,900)

          Dividend                                                          -             -        (20,000)       (20,000)

          Gain from issuance of Kaiser Aluminum Corporation
               common stock                                                 -            30              -             30

          Net assets transferred to MAXXAM                                  -             -        (30,531)       (30,531)
                                                                    ---------     ---------      ---------      ---------

     Balance, December 31, 1993                                            $-       $81,287      $(197,338)     $(116,051)
                                                                    =========     =========      =========      =========


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)


     1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

          BASIS OF PRESENTATION

               The consolidated financial statements include the accounts of MAXXAM Group Inc. ("MGI") and its subsidiaries, collectively referred to herein as the "Company." The Company is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").

               The Company conducts its business primarily through the operations of its subsidiaries. Prior to the Forest Products Group Formation (as defined below), the Company operated in three industries: aluminum, through its majority owned subsidiary, Kaiser Aluminum Corporation ("Kaiser"), a fully integrated aluminum producer; forest products, through The Pacific Lumber Company ("Pacific Lumber") and Britt Lumber Co., Inc. ("Britt"), each a wholly owned subsidiary; and real estate management and development, through the Palmas del Mar development located in Puerto Rico ("Palmas") which was owned by the Company's subsidiary, MAXXAM Properties Inc. ("MPI"). On August 4, 1993, contemporaneously with the consummation of the sale of the Notes (as defined in Note 6), the Company (i) transferred to MAXXAM 50 million common shares of Kaiser held by a subsidiary of the Company, representing the Company's (and MAXXAM's) entire interest in Kaiser's common stock, (ii) transferred to MAXXAM 60,075 shares of MAXXAM common stock held by a subsidiary of the Company, (iii) transferred to MAXXAM certain notes receivable, long-term investments, and other assets, each net of related liabilities, collectively having a carrying value to the Company of approximately $1,100 and (iv) exchanged with MAXXAM 2,132,950 Depositary Shares, acquired from Kaiser on June 30, 1993 for $15,000, such exchange being in satisfaction of a $15,000 promissory note evidencing a cash loan made by MAXXAM to the Company in January 1993. On the same day, MAXXAM assumed approximately $17,500 of certain liabilities of the Company that were unrelated to the Company's forest products operations or were related to operations which have been disposed of by the Company. Additionally, on September 28, 1993, the Company transferred to MAXXAM its interest in Palmas. The foregoing transactions are collectively referred to as the "Forest Products Group Formation."

               As a result of the Forest Products Group Formation, the Company restated its Consolidated Financial Statements to present the net assets transferred to MAXXAM pursuant to the Forest Products Group Formation (including certain allocated costs from MAXXAM for general and administrative expenses unrelated to the Company's forest products operations). Such restatement has been made with respect to all periods presented in a manner similar to that which would have been presented if the Company had discontinued the operations relating to such net assets. See Note 2.

               As a result of the Forest Products Group Formation, the Company's business is substantially limited to forest products operations which consists of 100% of the outstanding common stock of Pacific Lumber and 100% of the outstanding common stock of Britt. Pacific Lumber is engaged in all principal aspects of the lumber industry, including the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber and the production of manufactured lumber products. Britt mills logs to produce a variety of fencing and decking products.

          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               Cash Equivalents
               Cash equivalents consist of highly liquid money market instruments with original maturities of three months or less. The carrying amount of these instruments approximates fair value.

               Marketable Securities
               On December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). In accordance with the provisions of SFAS 115, marketable securities are carried at market value on December 31, 1993. Prior to that date, marketable securities portfolios were carried at the lower of cost or market at the balance sheet date. The cost of the securities sold is determined using the first-in, first-out method. Market values are determined based on quoted prices. The cost and market values of securities held at December 31, 1992 were $24,793 and $22,730, respectively. Included in investment, interest and other income for each of the three years ended December 31, 1993 were: 1993 - net realized gains of $3,510, the recovery of $2,063 of net unrealized losses and net unrealized gains of $841; 1992 - net realized losses of $5,003 and net unrealized losses of $371; and 1991 - net realized gains of $73 and the recovery of $367 of net unrealized losses. Net unrealized losses represent the amount required to reduce the short-term marketable securities portfolios from cost to market value prior to December 31, 1993.

               Inventories
               Inventories are stated at the lower of cost or market. Cost is primarily determined using the last-in, first-out (LIFO) method.

               Timber and Timberlands
               Depletion is computed utilizing the unit-of-production method based upon estimates of timber values and quantities.

               Property, Plant and Equipment
               Property, plant and equipment, including capitalized interest, is stated at cost, net of accumulated depreciation. Depreciation is computed utilizing the straight-line method at rates based upon the estimated useful lives of the various classes of assets.

               Deferred Financing Costs
               Costs incurred to obtain financing are deferred and amortized over the estimated term of the related borrowing.

               Restricted Cash and Concentrations of Credit Risk
               Restricted cash represents the amount initially deposited into an account (the "Liquidity Account") held by the trustee under the indenture governing the 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes") as described in Note 6. The Liquidity Account is not available, except under certain limited circumstances, for working capital purposes; however, it is available to pay the Rated Amortization (as defined below) and interest on the Timber Notes if and to the extent that cash flows are insufficient to make such payments. The required Liquidity Account balance will generally decline as principal payments are made on the Timber Notes. The carrying amount of the Liquidity Account approximates its fair value. Investment, interest and other income includes approximately $2,101 attributable to an investment rate agreement (at 7.95% per annum) with the financial institution which holds the Liquidity Account. At December 31, 1993, the balance of the Liquidity Account is $33,562.

               At December 31, 1993, cash and cash equivalents includes $20,280 (the "Payment Account") which is reserved for debt service payments on the Timber Notes (see Note 6). The Payment Account and the

     Liquidity Account are each held by a different financial institution. In the event of nonperformance by such financial institutions, the Company's exposure to credit loss is represented by the amounts deposited plus any unpaid accrued interest thereon. The Company mitigates its concentrations of credit risk with respect to these restricted cash deposits by maintaining them at high credit quality financial institutions and monitoring the credit ratings of these institutions.

               Stockholder's Equity (Deficit)
               Adjustments to the Company's additional capital for the years ended December 31, 1993, 1992 and 1991 resulted from transactions relating to Kaiser's common stock prior to the Forest Products Group Formation. The transactions included Kaiser's 1991 initial public offering of 7.25 million shares for net proceeds of $93,216 and Kaiser's subsequent issuance of shares to certain members of its management pursuant to the terms of an amended compensation plan in 1992 and 1993 of 77,279 and 4,228 shares, respectively. As a result of these transactions, the Company's equity in Kaiser's net assets differed from the Company's historical cost. The Company accounted for these differences as adjustments to additional capital.

               Reclassifications
               Certain reclassifications have been made to prior years' financial statements to be consistent with the presentation in the current year.

     2.   NET ASSETS TRANSFERRED TO MAXXAM

               As a result of the Forest Products Group Formation (as described in Note 1), the Company transferred all of its interest in Kaiser's common stock, the assets and related liabilities of Palmas, and certain other net assets that were unrelated to the Company's forest products operations, to MAXXAM. The Company did not incur any gain or loss relating to the transfer of such assets and liabilities to MAXXAM.

     The net income (loss) from net assets transferred to MAXXAM are as follows:



                                                                  Seven Months
                                                                      Ended
                                                                    July 31, Years Ended December 31,
                                                                      1993         1992         1991
                                                                   -----------  -----------  -----------
     Net sales:
          Aluminum operations                                     $1,016,966  $1,909,115   $2,000,828
          Real estate and other                                       19,654      27,464       22,663
                                                                   ---------   ---------    ---------
                                                                   1,036,620   1,936,579    2,023,491
                                                                   ---------   ---------    ---------
     Costs and expenses:
          Aluminum operations                                      1,091,353   1,877,004    1,847,188
          Real estate and other                                       28,132      33,298       37,902
                                                                   ---------   ---------    ---------
                                                                   1,119,485   1,910,302    1,885,090
                                                                   ---------   ---------    ---------
     Income (loss) before income taxes, minority interests,
     extraordinary item and cumulative effect of changes in
     accounting principles                                           (82,865)     26,277      138,401
     Credit (provision) for income taxes                              31,050      10,755      (30,399)
     Minority interests                                                3,641      (3,341)      (7,920)
                                                                   ---------   ---------    ---------
     Income (loss) before extraordinary item and cumulative
     effect of changes in accounting principles                      (48,174)     33,691      100,082
     Extraordinary item:
          Loss on redemption of debt, net of related benefits for
               income taxes and minority interests of $11,249 and
               $2,791, respectively                                  (19,045)          -            -
     Cumulative effect of changes in accounting principles:
          Postretirement and postemployment benefits, net of
               related benefits for income taxes and minority
               interests of $237,682 and $64,554, respectively      (440,519)          -            -
          Accounting for income taxes                                 (5,232)          -            -
                                                                   ---------   ---------    ---------
     Income (loss) from net assets transferred to MAXXAM           $(512,970)    $33,691     $100,082
                                                                   =========   =========     ========


     Net assets transferred to MAXXAM are as follows:




                                                                     Date of    December 31,
                                                                    Transfer        1992
                                                                    ---------    ---------
     Current assets:
          Aluminum operations                                       $780,791     $766,013
          Real estate and other                                       16,480       18,218
                                                                   ---------    ---------
                                                                     797,271      784,231
                                                                   ---------    ---------
     Current liabilities:
          Aluminum operations                                        477,805      445,700
          Real estate and other                                       28,853       36,975
                                                                   ---------    ---------
                                                                     506,658      482,675
                                                                   ---------    ---------
     Net current assets                                              290,613      301,556
                                                                   ---------    ---------
     Non-current assets:
          Aluminum operations                                      1,722,362    1,332,748
          Real estate and other                                       56,422       59,317
                                                                   ---------    ---------
                                                                   1,778,784    1,392,065
                                                                   ---------    ---------
     Non-current liabilities:
          Aluminum operations                                      1,790,946      977,148
          Minority interests in aluminum operations                  221,907      177,158
          Real estate and other                                       26,013        7,564
                                                                   ---------    ---------
                                                                   2,038,866    1,161,870
                                                                   ---------    ---------
     Net assets transferred to MAXXAM                                $30,531     $531,751
                                                                   =========    =========


     3.   INVENTORIES

     Inventories consist of the following:



                                                           December 31,
                                                         1993         1992
                                                     -----------  -----------
     Lumber                                           $52,354       $58,379
     Logs                                              21,059        13,729
                                                    ---------     ---------
                                                      $73,413       $72,108
                                                     ========      ========



               During 1993, 1992 and 1991, Pacific Lumber's inventory quantities were reduced. These reductions resulted in the liquidation of Pacific Lumber's LIFO inventory quantities carried at prevailing costs from prior years which were higher than the current cost of inventory in 1993 and lower than current costs in 1992 and 1991. The effects of these inventory liquidations increased cost of goods sold by approximately $222 for the year ended December 31, 1993 and decreased cost of goods sold by approximately $372 and $3,286 for the years ended December 31, 1992 and 1991, respectively.

     4.   TIMBER AND TIMBERLANDS

               The following table presents the changes in timber and timberlands for the three years ended December 31, 1993.



                                                                            Years Ended December 31,
                                                                       1993          1992          1991
                                                                    -----------  -----------   -----------
     Balance at beginning of year                                   $389,744     $406,137        $421,961
     Adoption of new accounting principle for income taxes (see
          Note 7)                                                     (8,128)           -              -
     Additions at cost                                                   264          557             319
     Depletion                                                       (16,369)     (16,950)        (16,143)
                                                                   ---------    ---------       ---------
     Balance at end of year                                         $365,511     $389,744        $406,137
                                                                   =========    =========       =========


     5.   PROPERTY, PLANT AND EQUIPMENT

     The major classes of property, plant and equipment are as follows:




                                                                     Estimated             December 31,
                                                                    Useful Lives        1993          1992
                                                                    -----------     -----------    -----------
     Logging roads, land and improvements                             15 years         $7,241        $8,822
     Buildings                                                     20-33 years         22,234        20,831
     Machinery and equipment                                        5-20 years        123,270       113,195
     Construction in progress                                                             125           351
                                                                                    ---------     ---------
                                                                                      152,870       143,199
     Less: accumulated depreciation                                                   (50,090)      (42,353)
                                                                                    ---------     ---------
                                                                                     $102,780      $100,846
                                                                                    =========     =========


               Depreciation expense for the years ended December 31, 1993, 1992 and 1991 was $8,670, $8,491 and $8,106, respectively.

     6.   LONG-TERM DEBT

     Long-term debt consists of the following:



                                                                           December 31,
                                                                        1993           1992
                                                                    -----------    -----------
     7.95% Timber Collateralized Notes due July 20, 2015             $376,953             $-
     11 1/4% Senior Secured Notes due August 1, 2003                  100,000              -
     12 1/4% Senior Secured Discount Notes due August 1, 2003,
          net of discount                                              73,499              -
     10 1/2% Senior Notes due March 1, 2003                           235,000              -
     12 3/4% Notes due November 15, 1995, net of discount                   -        148,852
     12% Series A Senior Notes due July 1, 1996                             -        163,784
     12.2% Series B Senior Notes due July 1, 1996                           -        304,725
     12 1/2% Senior Subordinated Debentures due July 1, 1998                -         41,750
     Other                                                              2,951         32,527
                                                                    ---------      ---------
                                                                      788,403        691,638
     Less: current maturities                                         (16,093)       (11,707)
                                                                    ---------      ---------
                                                                     $772,310       $679,931
                                                                    =========      =========


               On March 23, 1993, Pacific Lumber issued $235,000 of 10 1/2% Senior Notes due 2003 (the "Pacific Lumber Senior Notes") and its newly-formed wholly owned subsidiary, Scotia Pacific Holding Company ("SPHC"), issued $385,000 of the Timber Notes. Pacific Lumber and SPHC used the net proceeds from the sale of the Pacific Lumber Senior Notes and the Timber Notes, together with Pacific Lumber's cash and marketable securities, to (i) retire (a) $163,784 aggregate principal amount of Pacific Lumber's 12% Series A Senior Notes due July 1, 1996 (the "Series A Notes"), (b) $299,725 aggregate principal amount of Pacific Lumber's 12.2% Series B Senior Notes due July 1, 1996 (the "Series B Notes") and (c) $41,750 aggregate principal amount of Pacific Lumber's 12 1/2% Senior Subordinated Debentures due July 1, 1998 (the "Debentures;" the Series A Notes, the Series B Notes and the Debentures are referred to collectively as the "Old Pacific Lumber Securities"); (ii) pay accrued interest on the Old Pacific Lumber Securities through the date of redemption thereof; (iii) pay the applicable redemption premiums on the Old Pacific Lumber Securities;
     (iv) repay Pacific Lumber's $28,867 cogeneration facility loan; (v) fund the initial deposit of $35,000 to the Liquidity Account; and (vi) pay a $25,000 dividend to a subsidiary of the Company. These transactions resulted in a pre-tax extraordinary loss of $16,368, consisting primarily of the payment of premiums and the write-off of unamortized deferred financing costs on the Old Pacific Lumber Securities.

               The indenture governing the Timber Notes (the "Timber Note Indenture") prohibits SPHC from incurring any additional indebtedness for borrowed money and limits the business activities of SPHC to the ownership and operation of its timber and timberlands. The Timber Notes are senior secured obligations of SPHC and are not obligations of, or guaranteed by, Pacific Lumber or any other person. The Timber Notes are secured by a lien on (i) SPHC's timber and timberlands, (ii) substantially all of SPHC's property and equipment, (iii) SPHC's contract rights and certain other assets and (iv) the funds deposited in the Payment Account and the Liquidity Account.

               The Timber Notes are structured to link, to the extent of cash available, the deemed depletion of SPHC's timber (through the harvest and sale of logs) to required amortization of the Timber Notes. The actual required amount of such amortization due on any Timber Note payment date is determined by various mathematical formulas set forth in the Timber Note Indenture. The minimum amount of principal which

     SPHC must pay (on a cumulative basis) through any Timber Note payment date in order to avoid an Event of Default (as defined in the Timber
     Note Indenture) is referred to as rated amortization ("Rated Amortization"). If all payments of principal are made in accordance with Rated Amortization, the payment date on which SPHC will pay the final installment of principal is July 20, 2015. The amount of principal which SPHC must pay through each Timber Note payment date in order to avoid payment of prepayment or deficiency premiums is referred to as scheduled amortization ("Scheduled Amortization"). If all payments of principal are made in accordance with Scheduled Amortization, the payment date on which SPHC will pay the final installment of principal is July 20, 2009.

               Substantially all of the Company's consolidated assets are owned by Pacific Lumber and a significant portion of Pacific Lumber's assets are owned by SPHC. The Company expects that Pacific Lumber will provide a major portion of the Company's future operating cash flow. Pacific Lumber is dependent upon SPHC for a significant portion of its operating cash flow. The holders of the Timber Notes have priority over the claims of creditors of Pacific Lumber with respect to the assets and cash flow of SPHC, and the holders of the Pacific Lumber Senior Notes have priority over the claims and creditors of the Company with respect to the assets and cash flows of Pacific Lumber. Under the terms of the Timber Note Indenture, SPHC will not have available cash for distribution to Pacific Lumber unless SPHC's cash flow from operations exceeds the amounts required by the Timber Note Indenture to be reserved for the payment of current debt service (including interest, principal and premiums) on the Timber Notes, capital expenditures and certain other operating expenses.

               Principal and interest on the Timber Notes is payable semi-annually on January 20 and July 20. The Timber Notes are redeemable at the option of SPHC, in whole but not in part, at any time. The redemption price of the Timber Notes is equal to the sum of the principal amount, accrued interest and a prepayment premium calculated based upon the yield of like term Treasury securities plus 50 basis points.

               Interest on the Pacific Lumber Senior Notes is payable semi-annually on March 1 and September 1. The Pacific Lumber Senior Notes are redeemable at the option of Pacific Lumber, in whole or in part, on or after March 1, 1998 at a price of 103% of the principal amount plus accrued interest. The redemption price is reduced annually until March 1, 2000, after which time the Pacific Lumber Senior Notes are redeemable at par.

               Pacific Lumber has a revolving credit agreement with a bank (the "Revolving Credit Agreement") which expires on May 31, 1996. Borrowings under the Revolving Credit Agreement are secured by Pacific Lumber's trade receivables and inventories, with interest computed at the bank's reference rate plus 1 1/2% or the bank's offshore rate plus 2 1/2%. The Revolving Credit Agreement provides for borrowings of up to $30,000, of which $15,000 may be used for standby letters of credit. As of December 31, 1993, $19,742 of borrowings was available under the Revolving Credit Agreement, of which $4,742 was available for letters of credit. No borrowings were outstanding as of December 31, 1993, and letters of credit outstanding amounted to $10,258.

               The indentures governing the Pacific Lumber Senior Notes and the Timber Notes and Pacific Lumber's Revolving Credit Agreement contain various covenants which, among other things, limit the payment of dividends and restrict transactions between Pacific Lumber and its affiliates. As of December 31, 1993, under the most restrictive of these covenants, approximately $5,731 of dividends could be paid by Pacific Lumber.

               On August 4, 1993, the Company issued $100,000 aggregate principal amount of 11 1/4% Senior Secured Notes due 2003 (the "MGI Senior Notes") and $126,720 aggregate principal amount (approximately $70,000 net of original issue discount) of 12 1/4% Senior Secured Discount Notes due 2003 (the "MGI Discount Notes", which, together with the MGI Senior Notes, are referred to collectively as the "MGI Notes"). The MGI Notes are secured by the Company's pledge of 100% of the common stock of Pacific Lumber, Britt and MPI, and by MAXXAM's pledge of 28 million shares of Kaiser's common stock it received as a result of the Forest Products Group Formation. The indenture governing the MGI Notes, among other things, restricts the ability of the Company to incur additional indebtedness, engage in transactions with affiliates, pay dividends and make investments. At December 31, 1993, under the most restrictive of these covenants, no dividends may be paid by the Company. The MGI Notes are senior indebtedness of the Company; however, they are effectively subordinate to the liabilities of the Company's subsidiaries, which includes the Timber Notes and the Pacific Lumber Senior Notes. The MGI Discount Notes are net of discount of $53,221 at December 31, 1993.

               The MGI Senior Notes will pay interest semiannually on February 1 and August 1 of each year beginning on February 1, 1994. The MGI Discount Notes will not pay any interest until February 1, 1999, at which time semiannual interest payments will become due on each February 1 and August 1 thereafter.

               The Company used a portion of the net proceeds from the sale of the MGI Notes to retire the entire outstanding balance of its 12 3/4% Notes at 101% of their principal amount, plus accrued interest through November 14, 1993. The Company used the remaining portion of the net proceeds from the sale of the MGI Notes, together with a portion of its existing cash resources, to pay a $20,000 dividend to MAXXAM. MAXXAM used such proceeds to redeem, on August 20, 1993, $20,000 aggregate principal amount of its 14% Senior Subordinated Reset Notes due 2000 at 100% of their principal amount plus accrued interest thereon.

               The Company incurred a pre-tax extraordinary loss associated with the early retirement of the 12 3/4% Notes of $9,677 consisting of net interest cost of $3,763, the write-off of $3,472 of unamortized deferred financing costs, a premium of $1,500 and the write-off of $942 of unamortized original issue discount.

               Repurchase of Debt
               During 1991, Pacific Lumber purchased $15,452 principal amount of its Series B Notes for $15,029. Cash flow from operations was used to repurchase the Series B Notes.

               Maturities
               The following table of scheduled maturities of long-term debt outstanding at December 31, 1993 reflects Scheduled Amortization with respect to the Timber Notes:





                                                                              Years Ending December 31,
                                                       1994         1995         1996          1997         1998      Thereafter
     7.95% Timber Collateralized
          Notes                                      $13,142      $13,578      $14,103       $16,165      $19,335     $300,630
     11 1/4% Senior Secured Notes                          -            -            -             -            -      100,000
     12 1/4% Senior Secured Discount
          Notes                                            -            -            -             -            -      126,720
     10 1/2% Senior Notes                                  -            -            -             -            -      235,000
     Other                                             2,951            -            -             -            -            -
                                                   ---------    ---------    ---------     ---------    ---------    ---------
                                                     $16,093      $13,578      $14,103       $16,165      $19,335     $762,350
                                                   =========    =========    =========     =========    =========    =========

               Restricted Net Assets of Subsidiaries
               At December 31, 1993, certain debt instruments restricted the ability of Pacific Lumber to transfer assets, make loans and advances and pay dividends to the Company. The restricted net assets of Pacific Lumber totaled $20,000 at December 31, 1993.

               Fair Value
               The estimated fair value of the Company's long-term debt is determined based on the quoted market prices for the Timber Notes, the Pacific Lumber Senior Notes, the MGI Notes, the Old Pacific Lumber Securities and the 12 3/4% Notes, and on the current rates offered for borrowings similar to the other debt. At December 31, 1993 and 1992, the fair value of the Company's long-term debt is estimated to be $817,400 and $704,100, respectively.

     7.   CREDIT (PROVISION) IN LIEU OF INCOME TAXES

               The Company and its subsidiaries are members of MAXXAM's consolidated return group for federal income tax purposes. Prior to August 4, 1993, the Company and each of its subsidiaries computed their tax liabilities or tax benefits on a separate company basis (except as discussed in the following paragraph), in accordance with their respective tax allocation agreements with MAXXAM.

               Effective on March 23, 1993, MAXXAM, Pacific Lumber, SPHC and Salmon Creek Corporation ("Salmon Creek") entered into a tax allocation agreement that, among other things, amended the tax calculations with respect to Pacific Lumber (the "Amended PL Tax Allocation Agreement"). Under the terms of the Amended PL Tax Allocation Agreement, Pacific Lumber is liable to MAXXAM for the federal consolidated income tax liability of Pacific Lumber, SPHC and certain other subsidiaries of Pacific Lumber (but excluding Salmon Creek) (collectively, the "PL Subgroup") computed as if the PL Subgroup was a separate affiliated group of corporations which was never connected with MAXXAM. The Amended PL Tax Allocation Agreement further provides that Salmon Creek is liable to MAXXAM for its federal income tax liability computed on a separate company basis as if it was never connected with MAXXAM.
     The remaining subsidiaries of MGI are each liable to MAXXAM for their respective income tax liabilities computed on a separate company basis as if they were never connected with MAXXAM, pursuant to their respective tax allocation agreements.

               Effective on August 4, 1993, MGI amended its tax allocation agreement with MAXXAM (the "Amended Tax Allocation Agreement") to provide that the Company's federal income tax liability is computed as if MGI files a consolidated tax return with all of its subsidiaries except Salmon Creek, and that such corporations were never connected with MAXXAM (the "MGI Consolidated Tax Liability"). The federal income tax liability of MGI is the difference between (i) the MGI Consolidated Tax Liability and (ii) the sum of the separate tax liabilities for the Company's subsidiaries (computed as discussed above), but excluding Salmon Creek. To the extent that the MGI Consolidated Tax Liability is less than the aggregate amounts in (ii), MAXXAM is obligated to pay the amount of such difference to MGI.

               Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). The adoption of SFAS 109 changes the Company's method of accounting for income taxes to an asset and liability approach from the deferral method prescribed by Accounting Principles Board Opinion
     No. 11,  Accounting for Income Taxes ("APB 11").   The asset and
     liability approach requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. The cumulative effect of the change in accounting principle, as of January 1, 1993, increased the Company's results of operations by $14,916.

               The implementation of SFAS 109 required the Company to restate certain assets and liabilities to their pre-tax amounts from their net-of-tax amounts originally recorded in connection with the acquisitions of Pacific Lumber in 1986 and Britt in 1990. The restatement of the assigned values with respect to assets and liabilities recorded as a result of the acquisitions and the recomputation of deferred income tax assets and liabilities under SFAS 109 resulted in: (i) a decrease of $8,128 in the net carrying value of timber and timberlands, (ii) an increase of $181 in the net carrying value of property, plant and equipment and (iii) an increase of $22,863 in net deferred income tax assets. As a result of restating these assets and liabilities, the loss from continuing operations before income taxes, extraordinary item and cumulative effect of changes in accounting principles for the year ended December 31, 1993 was decreased by $377.

               Concurrent with the adoption of SFAS 109, the Company implemented changes in its accounting method for postretirement benefits pursuant to Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106") (see Note 8). The pre-tax cumulative effect of the change in accounting principle relating to SFAS 106 was a charge of $3,914 and resulted in the recognition of deferred income tax assets of $1,566.

               The credit (provision) in lieu of income taxes on the loss from continuing operations before income taxes, extraordinary item and cumulative effect of changes in accounting principles consists of the following:



                                                                            Years Ended December 31,
                                                                        1993          1992           1991
     Current:
          Federal credit (provision) in lieu of income taxes            $(988)      $(1,774)       $(4,734)
          State and local                                                (253)         (424)          (255)
                                                                    ---------     ---------      ---------
                                                                       (1,241)       (2,198)        (4,989)
                                                                    ---------     ---------      ---------
     Deferred:
          Federal credit (provision) in lieu of income taxes            4,825           922           (671)
          State and local                                                (229)            -              -
                                                                    ---------     ---------      ---------
                                                                        4,596           922           (671)
                                                                    ---------     ---------      ---------
                                                                       $3,355       $(1,276)       $(5,660)
                                                                    =========     =========      =========


               The Omnibus Budget Reconciliation Act of 1993 (the "Act"), enacted on August 10, 1993, retroactively increased the maximum federal statutory income tax rate from 34% to 35% for periods beginning on or after January 1, 1993. The 1993 deferred federal credit in lieu of income taxes of $4,825 includes $2,601 for the benefit of operating loss carryforwards generated in 1993 and includes an $850 benefit for increasing net deferred income tax assets (liabilities) as of the date of enactment of the Act due to the increase in the federal statutory income tax rate.

               The deferred credit (provision) in lieu of income taxes results from the following timing differences for 1992 and 1991:



                                                                  Years Ended December 31,
                                                                      1992        1991
                                                                   ---------    ---------
     Provision to reduce certain investments to estimated net       $1,467        $238
          realizable value
     Change in unrealized losses on short-term marketable              (770)       (962)
          securities
     Other                                                              225          53
                                                                  ---------   ---------
                                                                       $922       $(671)
                                                                  =========   =========


               A reconciliation between the credit (provision) in lieu of income taxes and the amount computed by applying the federal statutory income tax rate to the loss from continuing operations before income taxes, extraordinary item and cumulative effect of changes in accounting principles is as follows:



                                                                             Years Ended December 31,
                                                                        1993           1992           1991
     Loss from continuing operations before income taxes,
          extraordinary item and cumulative effect of changes in
          accounting principles                                      $(17,664)      $(24,699)      $(16,435)
                                                                    =========      =========      =========

     Amount of federal income tax based upon the statutory rate        $6,182         $8,398         $5,588
     Revision of prior years' tax estimates and other changes in
          valuation allowances                                         (3,468)             -              -
     Increase in net deferred income tax assets due to tax rate
          change                                                          850              -              -
     State and local taxes, net of federal tax benefit                   (313)          (280)          (168)
     Financial reporting and tax basis differences                          -            343          1,359
     Losses and expenses for which no federal tax benefit was
          recognized                                                        -         (9,744)       (12,295)
     Other                                                                104              7           (144)
                                                                    ---------      ---------      ---------
                                                                       $3,355        $(1,276)       $(5,660)
                                                                    =========      =========      =========


               The credit in lieu of income taxes as a percentage of the loss from continuing operations before income taxes, extraordinary item and cumulative effect of changes in accounting principles would have approximated the federal statutory rate had the Company computed the credit (provision) in lieu of income taxes for the year ended December 31, 1993 on a consolidated return basis. The Company would not have been able to record a credit in lieu of income taxes with respect to the losses from continuing operations computed on a consolidated return basis, for each of the years ended December 31, 1992 and 1991, due to the uncertainty of realizing any future tax benefit attributable to such losses pursuant to the provisions of APB 11.

               As shown in the Consolidated Statement of Operations for the year ended December 31, 1993, the Company reported an extraordinary loss related to the early extinguishment of debt. The Company reported the loss net of related deferred income taxes of $8,856 which approximated the federal statutory income tax rate in effect on the dates the transactions occurred. The related deferred income tax benefit recorded by the Company in respect of SFAS 106 was recorded at the federal and state statutory rates in effect on the date the accounting standard was adopted.

               After giving effect to the adoption of SFAS 109, the components of the Company's net deferred income tax assets
     (liabilities) are as follows:


                                                                                   January 1,
                                                                                      1993
                                                                    December 31,    (date of
                                                                        1993        adoption)
     Deferred income tax assets:
          Loss and credit carryforwards                               $92,408        $67,116
          Timber and timberlands                                       36,443         30,608
          Investments                                                   4,729          6,003
          Other liabilities                                             4,616          4,152
          Postretirement benefits other than pensions                   1,734          1,695
          Other                                                         4,569          1,967
          Valuation allowances                                        (57,676)       (44,948)
                                                                    ---------      ---------
               Total deferred income tax assets, net                   86,823         66,593
                                                                    ---------      ---------
     Deferred income tax liabilities:
          Property, plant and equipment                               (21,160)       (22,302)
          Inventories                                                 (17,172)       (16,567)
          Other                                                        (4,252)        (2,489)
                                                                    ---------      ---------
               Total deferred income tax liabilities                  (42,584)       (41,358)
                                                                    ---------      ---------
     Net deferred income tax assets                                   $44,239        $25,235
                                                                    =========      =========


               The valuation allowances listed above relate primarily to loss and credit carryforwards. As of December 31, 1993, approximately $36,443 of the net deferred income tax assets listed above relate to the excess of the tax basis over financial statement basis with respect to timber and timberlands. The Company believes that it is more likely than not that this net deferred income tax asset will be realized, based primarily upon the estimated value of its timber and timberlands which is well in excess of its tax basis. Also included in net deferred income tax assets as of December 31, 1993 is approximately $36,231 which relates to the benefit of loss and credit carryforwards, net of valuation allowances. The Company evaluated all appropriate factors to determine the proper valuation allowances for loss and credit carryforwards. These factors included any limitations concerning use of the carryforwards, the year the carryforwards expire and the levels of taxable income necessary for utilization. The Company has concluded that it will more likely than not generate sufficient taxable income to realize the benefit attributable to the loss and credit carryforwards for which valuation allowances were not provided.

               Included in the net deferred income tax assets listed above are $42,752 at December 31, 1993 and $23,519 at January 1, 1993 which are recorded pursuant to the tax allocation agreements with MAXXAM.

               The following table presents the estimated tax attributes for federal income tax purposes for the Company and its subsidiaries as of December 31, 1993, under the terms of the respective tax allocation agreements. The utilization of certain of these attributes are subject to limitations.



                                                                                 Expiring
                                                                                  Through
     Regular Tax Attribute Carryforwards:
          Current year net operating loss                           $53,642        2008
          Prior year net operating losses                           190,229        2007
          Net capital losses                                          6,090        1997

     Alternative Minimum Tax Attribute Carryforwards:
          Current year net operating loss                           $52,654        2008
          Prior year net operating losses                           145,350        2007

     8.   EMPLOYEE BENEFIT PLANS

               The Company has a defined benefit plan which covers all employees of Pacific Lumber. Under the plan, employees are eligible for benefits at age 65 or earlier, if certain provisions are met. The benefits are determined under a career average formula based on each year of service with Pacific Lumber and the employee's compensation for that year. Pacific Lumber's funding policy is to contribute annually an amount at least equal to the minimum cash contribution required by The Employee Retirement Income Security Act of 1974, as amended.

     A summary of the components of net periodic pension cost is as follows:



                                                                             Years Ended December 31,
                                                                        1993           1992           1991
     Service cost - benefits earned during the year                    $1,600         $1,546         $1,225
     Interest cost on projected benefit obligation                        918            749            530
     Actual gain on plan assets                                        (2,128)        (1,013)        (1,164)
     Net amortization and deferral                                      1,359            352            775
                                                                    ---------      ---------      ---------
     Net periodic pension cost                                         $1,749         $1,634         $1,366
                                                                    =========      =========      =========


               The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet:



                                                                             December 31,
                                                                           1993           1992
     Actuarial present value of accumulated plan benefits:
          Vested benefit obligation                                     $11,047         $8,211
          Non-vested benefit obligation                                   1,183          1,114
                                                                      ---------      ---------
               Total accumulated benefit obligation                     $12,230         $9,325
                                                                      =========      =========

     Projected benefit obligation                                       $15,303        $11,475
     Plan assets at fair value, primarily fixed income securities       (12,216)        (9,108)
                                                                       --------       --------
     Projected benefit obligation in excess of plan assets                3,087          2,367
     Unrecognized net transition asset                                       35             41
     Unrecognized net loss                                                 (582)          (450)
     Unrecognized prior service cost                                        (89)           (97)
                                                                      ---------      ---------
               Accrued pension liability                                 $2,451         $1,861
                                                                      =========       ========



     The assumptions used in accounting for the defined benefit plan were as follows:

                                                                    1993      1992      1991
     Rate of increase in compensation levels                         5.0%      5.0%      5.0%
     Discount rate                                                   7.5%      8.0%      8.0%
     Expected long-term rate of return on assets                     8.0%      9.0%      9.0%


               The Company has an unfunded defined benefit plan for certain postretirement and other benefits which covers substantially all employees of Pacific Lumber. Participants of the plan are eligible for certain health care benefits upon termination of employment and retirement and commencement of pension benefits. Participants make contributions for a portion of the cost of their health care benefits.

               The Company adopted SFAS 106 as of January 1, 1993. The costs of postretirement benefits other than pensions are now accrued over the period the employees provide services to the date of their full eligibility for such benefits. Previously, such costs were expensed as actual claims were incurred. The cumulative effect of the change in accounting principle for the adoption of SFAS 106 was recorded as a charge to results of operations of $2,348, net of related income taxes of $1,566.

               A summary of the components of net periodic postretirement benefit cost for the year ended December 31, 1993 is as follows:



     Service cost - benefits earned during the year                 $153
     Interest cost on accumulated postretirement benefit
          obligation                                                 315
                                                                --------
     Net periodic postretirement benefit cost                       $468
                                                                ========


     The adoption of SFAS 106 increased the Company's loss from continuing operations before extraordinary item and cumulative effect of changes in accounting principles by $212 ($360 before tax) for the year ended December 31, 1993.

     The postretirement benefit liability recognized in the Company's Consolidated Balance Sheet was:



                                                                                  January 1,
                                                                                     1993
                                                                  December 31,     (date of
                                                                      1993         adoption)
     Retirees                                                          $963           $1,009
     Actives                                                          3,245            2,905
                                                                  ---------        ---------
          Accumulated postretirement benefit obligation               4,208            3,914
     Unrecognized net gain                                               71                -
                                                                  ---------        ---------
          Postretirement benefit liability                           $4,279           $3,914
                                                                  =========         ========


               The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 13% for 1994 and is assumed to decrease gradually to 5.5% for 2007 and remain at that level thereafter. Each one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1993 by approximately $582 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by approximately $76.

               The discount rate used in determining the accumulated postretirement benefit obligation was 7.5% at December 31, 1993 and 8.25% at January 1, 1993.

     9.   RELATED PARTY TRANSACTIONS

               MAXXAM provides the Company and certain of the Company's subsidiaries with accounting and data processing services. In addition, MAXXAM provides the Company with office space and various office personnel, insurance, legal, operating, financial and certain other services. MAXXAM's expenses incurred on behalf of the Company are reimbursed by the Company through payments consisting of (i) an allocation of the lease expense for the office space utilized by or on behalf of the Company and (ii) a reimbursement of actual out-of-pocket expenses incurred by MAXXAM, including, but not limited to, labor costs (including costs associated with phantom share and stock appreciation rights) of MAXXAM personnel rendering services to the Company. Charges by MAXXAM for such services included in continuing operations were $3,347, $3,735 and $3,652 for the years ended December 31, 1993, 1992 and 1991, respectively. The Company believes that the services being rendered are on terms not less favorable to the Company than those which would be obtainable from unaffiliated third parties.

               In November 1991, MAXXAM purchased $1,222 of MAXXAM's 12 1/2% Subordinated Debentures (the "MAXXAM Debentures") from the Company for $1,304. Interest earned on the MAXXAM Debentures amounted to $164 for the year ended December 31, 1991.

               Interest income on loans to MAXXAM was approximately $9,810 for the year ended December 31, 1991.

     10.  CONTINGENCIES

               The Company's operations are subject to a variety of California and, in some cases, federal laws and regulations dealing with timber harvesting, endangered species, water quality and air and water pollution. The Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on the Company's future operating results. There can be no assurance, however, that future legislation, governmental regulations or judicial or administrative decisions would not adversely affect the Company or its ability to sell lumber, logs or timber.

               Various groups and individuals have filed objections with the California Department of Forestry ("CDF") regarding the CDF's actions and rulings with respect to certain of the Company's timber harvesting plans ("THPs"), and the Company expects that such groups and individuals will continue to file objections to the Company's THPs. In addition, lawsuits are pending which seek to prevent the Company from implementing certain of its approved THPs. These challenges have severely restricted Pacific Lumber's ability to harvest virgin old growth redwood timber on its property during the past few years, as well as substantial amounts of virgin Douglas-fir timber which are located in virgin old growth redwood stands. No assurance can be given as to the extent of such litigation in the future. The Company believes that environmentally focused challenges to its THPs are likely to occur in the future. Although such challenges have delayed or prevented the Company from conducting a portion of its operations, to date such challenges have not had a material adverse effect on the Company's consolidated financial position or results of operations. It is, however, impossible to predict the future nature or degree of such challenges or their ultimate impact on the operating results or consolidated financial position of the Company.

               The Company, Pacific Lumber, MAXXAM and certain of their former and current officers and directors are defendants in various actions related to the Company's acquisition of Pacific Lumber. Management is of the opinion that the outcome of such litigation is unlikely to have a material adverse effect on the Company's consolidated financial position. Management is unable to express an opinion as to whether the outcome of such litigation is unlikely to have a material adverse effect on the Company's results of operations in respect of any fiscal year.

               The Company is also involved in various claims, lawsuits and proceedings relating to a wide variety of other matters. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect upon the Company's consolidated financial position or results of operations.

     11.  SUPPLEMENTARY INFORMATION

     The following amounts are included in the Company's Consolidated Statement of Operations:


                                                                        Years Ended December 31,
                                                                      1993        1992         1991
     Maintenance and repairs                                        $12,065     $10,673      $10,317
     Property taxes                                                   1,568       2,079        2,288
     Yield taxes                                                      4,372       2,691        1,960
     Workers' compensation                                            3,776       3,288        4,259


               Pacific Lumber is self-insured for workers' compensation benefits. Included in accrued compensation and related benefits and other noncurrent liabilities are accruals for workers' compensation claims amounting to $7,008 and $5,400 at December 31, 1993 and 1992, respectively.

               In 1993 and 1992, Pacific Lumber recorded reductions in cost of sales of $1,200 and $3,300, respectively, from business interruption insurance claims for reimbursement of higher operating costs and the related loss of revenues resulting from the April 1992 earthquake. In 1992, Pacific Lumber recorded a $1,600 gain in investment, interest and other income on a casualty insurance claim for the loss of certain commercial property due to the earthquake. Other receivables at December 31, 1993 and 1992 included $1,235 and $7,723, respectively, related to these and other earthquake related insurance claims.

               In June 1991, Pacific Lumber completed the sale of its San Mateo County, California timberlands for $7,492. This sale resulted in a pre-tax gain of $3,482 which is included in investment, interest and other income for the year ended December 31, 1991.

     12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

               Summary quarterly financial information for the years ended December 31, 1993 and 1992 is as follows:


                                                                                  Three Months Ended
                                                                    March 31     June 30    September 30 December 31
     1993:
          Net sales                                                 $52,737     $58,007       $58,803      $63,892
          Operating income                                           16,233      14,997         9,185       12,542
          Loss from continuing operations before extraordinary
               item and cumulative effect of changes in
               accounting principles
                                                                     (2,141)     (3,593)       (5,420)      (3,155)
          Loss from net assets transferred to MAXXAM, net          (480,370)    (20,900)      (11,700)           -
          Extraordinary item, net                                   (10,802)          -        (6,387)           -
          Cumulative effect of changes in accounting principles,
     net                                                             12,568           -             -            -
          Net loss                                                 (480,745)    (24,493)      (23,507)      (3,155)

     1992:
          Net sales                                                 $51,431     $57,604       $57,042      $57,268
          Operating income                                           13,379      19,869        16,182       13,078
          Loss from continuing operations                            (7,113)     (1,085)       (3,646)     (14,131)
          Income from net assets transferred to MAXXAM, net
                                                                      6,890       5,862         3,240       17,699
          Net income (loss)                                            (223)      4,777          (406)       3,568


     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

                                    PART III

               Not applicable.

                                     PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
     8-K

     (A)  INDEX TO FINANCIAL STATEMENTS
                                                                       PAGE


               1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):

               Report of Independent Public Accountants                  27
               Consolidated balance sheet at December 31, 1993 and 1992 28 Consolidated statement of operations for the years ended December 31, 1993,
                    1992 and 1991                                        29
               Consolidated statement of cash flows for the
                    years ended December 31, 1993,
                    1992 and 1991                                        30
               Consolidated statement of stockholder's equity
                    for the years ended December 31, 1993,
                    1992 and 1991                                        31
               Notes to consolidated financial statements                32

               The consolidated financial statements and notes
                    thereto of Kaiser Aluminum Corporation are incorporated herein by reference and included as Exhibit 99 hereto.

          2.   FINANCIAL STATEMENT SCHEDULES:

               Schedule III - Condensed financial information of
                    Registrant at December 31, 1993 and 1992
                    and for the years ended December 31, 1993,
                    1992 and 1991                                        53

               All other schedules are inapplicable or the required information is included in the consolidated financial statements or the notes thereto.

     (B)  REPORTS ON FORM 8-K

               None.

     (C)  EXHIBITS

               Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 58), which index is incorporated herein by reference.

          SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                         BALANCE SHEET (UNCONSOLIDATED)



                                                                             December 31,
                                                                        1993             1992
                                                                      (In thousands of dollars)
                                ASSETS
     Current assets:
          Cash and cash equivalents                                       $92           $10,585
          Marketable securities and other current assets               11,964             2,427
                                                                    ---------         ---------
               Total current assets                                    12,056            13,012
     Investments in and advances from subsidiaries                     39,405            68,517
     Deferred financing costs and other assets                          6,238             4,397
     Deferred income taxes                                              6,369                 -
     Net assets transferred to MAXXAM                                       -           531,751
                                                                    ---------         ---------
                                                                      $64,068          $617,677
                                                                    =========         =========

            LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

     Current liabilities:
          Accounts payable and accrued liabilities                     $2,058                $-
          Accrued interest                                              4,562             2,475
                                                                    ---------         ---------
               Total current liabilities                                6,620             2,475
     Long-term debt                                                   173,499           148,852
                                                                    ---------         ---------
               Total liabilities                                      180,119           151,327
                                                                    ---------         ---------

     Stockholder's equity (deficit):
          Common stock, $.08 1/3 par value; 1,000 shares                    -                 -
     authorized;
     100 shares issued
          Additional capital                                           81,287            81,257
          Retained earnings (deficit)                                (197,338)          385,093
                                                                    ---------         ---------
               Total stockholder's equity (deficit)                  (116,051)          466,350
                                                                    ---------         ---------
                                                                     $64,068          $617,677
                                                                    =========         =========


                    STATEMENT OF OPERATIONS (UNCONSOLIDATED)



                                                                           Years Ended December 31,
                                                                       1993          1992          1991
                                                                           (In thousands of dollars)

     Investment, interest and other income (expense)                   $(718)      $(2,607)      $(2,598)
     Interest expense                                                (20,917)      (21,592)      (22,521)
     General and administrative expenses                                (720)       (1,000)       (1,000)
     Equity in earnings (losses) of subsidiaries                       6,534          (776)        4,024
                                                                   ---------     ---------     ---------
     Loss from continuing operations before income taxes,
     extraordinary item and cumulative effect of change in           (15,821)      (25,975)      (22,095)
     accounting principle
     Credit in lieu of income taxes                                    3,334             -             -
                                                                   ---------     ---------     ---------
     Loss from continuing operations before extraordinary item
     and cumulative effect of change in accounting principle         (12,487)      (25,975)      (22,095)
     Income (loss) from net assets transferred to MAXXAM, net of
     minority interests and related income taxes                    (512,970)       33,691       100,082
                                                                   ---------     ---------     ---------
     Income (loss) before extraordinary item and cumulative
     effect of change in accounting principle                       (525,457)        7,716        77,987
     Extraordinary item:
          Loss on early extinguishment of debt, net of related
     credit in lieu of income taxes of $3,290                         (6,387)            -             -
     Cumulative effect of change in accounting principle for
     income taxes                                                        (56)            -             -
                                                                   ---------     ---------     ---------
     Net income (loss)                                             $(531,900)       $7,716       $77,987
                                                                   =========     =========     =========


                    STATEMENT OF CASH FLOWS (UNCONSOLIDATED)



                                                                              Years Ended December 31,
                                                                          1993          1992          1991
                                                                                   (In thousands of dollars)
     CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income (loss)                                           $(531,900)       $7,716       $77,987
          Adjustments to reconcile net income (loss) to net cash
               provided by (used for) operating activities:
               Loss (income) from net assets transferred to
                    MAXXAM, net                                         512,970       (33,691)     (100,082)
               Extraordinary loss on early extinguishment of
                    debt, net                                             6,387             -             -
               Amortization of deferred financing costs and
                    discounts on long-term debt                           4,855         1,806         1,095
               Cumulative effect of change in accounting
                    principle                                                56             -             -
               Equity in losses (earnings) of subsidiaries               (6,534)          776        (4,024)
               Incurrence of financing costs                             (6,503)            -        (6,054)
               Net losses (gains) on marketable securities               (2,551)        2,608         7,270
               Increase in other liabilities                              3,272            31            37
               Increase (decrease) in accounts payable                       53          (111)          (80)
               Increase in accrued and deferred income taxes             (3,356)            -             -
               Decrease (increase) in receivables                          (380)       11,117        90,658
               Other                                                         62             -           467
                                                                      ---------     ---------     ---------
                    Net cash provided by (used for) operating           (23,569)       (9,748)       67,274
                         activities                                   ---------     ---------     ---------

     CASH FLOWS FROM INVESTING ACTIVITIES:
          Net advances from subsidiaries                                 35,695             -             -
          Increase in net assets transferred to MAXXAM                  (11,770)      (22,356)      (25,518)
          Net sales (purchases) of marketable securities                 (5,586)       42,725             -
          Dividend from subsidiary                                            -             -        60,398
          Other                                                               -             -           244
                                                                      ---------     ---------     ---------
                    Net cash provided by investing activities            18,339        20,369        35,124
                                                                      ---------     ---------     ---------

     CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from issuance of long-term debt                      170,000             -       148,500
          Redemptions of long-term debt                                (155,263)            -      (140,000)
          Dividends paid                                                (20,000)          (36)     (110,900)
                                                                      ---------     ---------     ---------
                    Net cash used for financing activities               (5,263)          (36)     (102,400)
                                                                      ---------     ---------     ---------

     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (10,493)       10,585            (2)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      10,585             -             2
                                                                      ---------     ---------     ---------
     CASH AND CASH EQUIVALENTS AT END OF YEAR                               $92       $10,585            $-
                                                                      =========     =========     =========

     SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING
     ACTIVITIES:
          Net assets transferred to MAXXAM                              $30,531
          Dividend of notes receivable and marketable securities
               to parent                                                              $14,964      $100,122
          Dividend of notes received from subsidiary                                                 60,599

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
          Interest paid                                                 $13,975       $19,839       $21,338
          Income taxes paid (refunded)                                       22             -           (69)


                          NOTES TO FINANCIAL STATEMENTS


     A.   BASIS OF PRESENTATION

               As described in Note 1 to the Company's Consolidated Financial Statements (contained in Item 8), the Forest Products Group Formation required the Company to restate its historical financial statements with respect to the net assets transferred to MAXXAM. Such restatement has been made with respect to all periods presented in a manner similar to that which would have been presented if the Company had discontinued the operations relating to such net assets.

     B.   LONG-TERM DEBT

               The Forest Products Group Formation was done contemporaneously with the issuance of the MGI Notes and the retirement of the 12 3/4% Notes as described in Note 6 to the Consolidated Financial Statements. The MGI Notes are secured by the Company's pledge of 100% of the common stock of Pacific Lumber, Britt and MPI and by MAXXAM's pledge of 28 million shares of Kaiser's common stock it received as a result of the Forest Products Group Formation.

                                   SIGNATURES


               Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            MAXXAM GROUP INC.


     Date: March 29, 1994          By:                        JOHN T. LA DUC
                                                              John T. La Duc
                                                    Vice President and Chief Financial
                                                                 Officer
                                                      (Principal Financial Officer)


     Date: March 29, 1994          By:                      JACQUES C. LAZARD
                                                            Jacques C. Lazard
                                                      Vice President and Controller
                                                      (Principal Accounting Officer)


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     Date: March 29, 1994          By:                      CHARLES E. HURWITZ
                                                            Charles E. Hurwitz
                                                     Chairman of the Board, President
                                                       and Chief Executive Officer

     Date: March 29, 1994          By:                        JOHN T. LA DUC
                                                              John T. La Duc
                                                     Vice President, Chief Financial
                                                           Officer and Director


     Date: March 29, 1994          By:                      ANTHONY R. PIERNO
                                                            Anthony R. Pierno
                                                     Vice President, General Counsel
                                                               and Director


     Date: March 29, 1994          By:                       PAUL N. SCHWARTZ
                                                             Paul N. Schwartz
                                                       Vice President and Director


                                                             MAXXAM GROUP INC.

                                                             INDEX OF EXHIBITS


                Exhibit
                Number                                      Description


               3.1             Certificate of Incorporation of MAXXAM Group Inc. (the
                               "Company" or "MGI") (incorporated herein by reference
                               to Exhibit 3.1E to the Company's definitive proxy
                               statement dated October 24, 1984)

               3.2             Certificate of Amendment of Certificate of
                               Incorporation of the Company dated as of September 28,
                               1988 (incorporated herein by reference to Exhibit 3(b)
                               to the Company's Annual Report on Form 10-K for the
                               year ended December 31, 1988)

               3.3             Certificate of Amendment of Certificate of
                               Incorporation of the Company dated as of June 1, 1989
                               (incorporated herein by reference to Exhibit 3(c) to
                               the Company's Annual Report on Form 10-K for the year
                               ended December 31, 1989)

               3.4 By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Current
                               Report on Form 8-K dated July 10, 1986)

              *4.1             Indenture between the Company and Shawmut Bank, N.A.,
                               Trustee, regarding the Company's 12 3/4 Senior Secured
                               Discount Notes due 2003 and 11 1/4% Senior Secured
                               Notes due 2003

               4.2             Indenture between The Pacific Lumber Company ("Pacific
                               Lumber") and The First National Bank of Boston, as
                               Trustee, regarding Pacific Lumber's 10 1/2% Senior
                               Notes due 2003 (incorporated herein by reference to
                               Exhibit 4.1 to the Annual Report on Form 10-K of
                               Pacific Lumber for the fiscal year ended December 31,
                               1993, File No. 1-9204)

               4.3             Indenture between Scotia Pacific Holding Company
                               ("SPHC") and The First National Bank of Boston, as
                               Trustee, regarding SPHC's 7.95% Timber Collateralized
                               Notes due 2015 (incorporated herein by reference to
                               Exhibit 4.1 to SPHC's Annual Report on Form 10-K for
                               the fiscal year ended December 31, 1993, File No.
                               55538; the "SPHC 1993 Form 10-K")

               4.4             Revolving Credit Agreement dated as of June 23, 1993
                               between Pacific Lumber and Bank of America National
                               Trust and Savings Association (incorporated herein by
                               reference to Exhibit 4.19 to Amendment No. 6 to the
                               Company's Registration Statement on Form S-2,
                               Registration No. 33-64042; the "MGI Registration
                               Statement")

               4.5             Letter Amendment to the Pacific Lumber Revolving
                               Credit Agreement, dated October 5, 1993 (incorporated
                               herein by reference to Exhibit 4.1 to Pacific Lumber's
                               Quarterly Report on Form 10-Q for the quarter ended
                               September 30, 1993, File No. 1-9204)

                               Note:  Pursuant to Regulation Section 229.601, Item 601
                               (b)(4)(iii) of Regulation S-K, upon request of the
                               Securities and Exchange Commission, the Company hereby
                               agrees to furnish a copy of any unfiled instrument
                               which defines the rights of holders of long-term debt
                               of the Company and its consolidated subsidiaries (and
                               for any of its unconsolidated subsidiaries for which
                               financial statements are required to be filed) wherein
                               the total amount of securities authorized thereunder
                               does not exceed 10 percent of the total consolidated
                               assets of the Company

              10.1             Tax Allocation Agreement between the Company and
                               MAXXAM Inc. dated August 4, 1993 (incorporated herein
                               by reference to Exhibit 10.6 to the MGI Registration
                               Statement)

              10.2             Tax Allocation Agreement dated as of May 21, 1988
                               among MAXXAM Inc., the Company, Pacific Lumber and the
                               corporations signatory thereto (incorporated herein by
                               reference to Exhibit 10.8 to Pacific Lumber's Annual
                               Report on Form 10-K for the fiscal year ended December
                               31, 1988, File No. 1-9204)

              10.3             Tax Allocation Agreement among Pacific Lumber, SPHC,
                               Salmon Creek Corporation and MAXXAM Inc. dated March
                               23, 1993 (incorporated herein by reference to Exhibit
                               10.1 to Amendment No. 3 to the Form S-1 Registration
                               Statement of SPHC, Registration No. 33-55538)

             *10.4             Tax Allocation Agreement between MAXXAM Inc. and Britt
                               Lumber Co., Inc., dated as of July 3, 1990

              10.5             Agreement dated December 20, 1985 between Pacific
                               Lumber and General Electric Company (incorporated herein by reference to Exhibit 10(m) to Pacific
                               Lumber's Registration Statement on Form S-1,
                               Registration No. 33-5549; the "1985 GE Agreement")

              10.6             Amendment No. 1 to Agreement between Pacific Lumber
                               and General Electric Company dated July 29, 1986
                               relating to the 1985 GE Agreement (incorporated herein
                               by reference to Exhibit 10.4 to Pacific Lumber's
                               Annual Report on Form 10-K for the year ended December
                               31, 1988, File No. 1-9204)

              10.7             Power Purchase Agreement dated January 17, 1986
                               between Pacific Lumber and Pacific Gas and Electric
                               Company (incorporated herein by reference to Exhibit
                               10(n) to Pacific Lumber's Registration Statement on
                               Form S-1, Registration No. 33-5549)

              10.8             Deed of Trust, Security Agreement, Financing
                               Statement, Fixture Filing and Assignment among SPHC,
                               The First National Bank of Boston, as Trustee, and The
                               First National Bank of Boston, as the Collateral Agent
                               (incorporated herein by reference to Exhibit 4.2 to
                               the SPHC 1993 Form 10-K)

              10.9             Master Purchase Agreement between Pacific Lumber and
                               SPHC (incorporated herein by reference to Exhibit 10.1
                               to the SPHC 1993 Form 10-K)

              10.10            Services Agreement between Pacific Lumber and SPHC
                               (incorporated herein by reference to Exhibit 10.2 to
                               the SPHC 1993 Form 10-K)

              10.11            Additional Services Agreement between Pacific Lumber
                               and SPHC (incorporated herein by reference to Exhibit
                               10.3 to the SPHC 1993 Form 10-K)

              10.12            Reciprocal Rights Agreement among Pacific Lumber, SPHC
                               and Salmon Creek Corporation (incorporated herein by
                               reference to Exhibit 10.4 to the SPHC 1993 Form 10-K)

              10.13            Environmental Indemnification Agreement between
                               Pacific Lumber and SPHC (incorporated herein by
                               reference to Exhibit 10.5 to the SPHC 1993 Form 10-K)

              10.14            Transfer Agreement between Pacific Lumber and SPHC
                               (incorporated herein by reference to Exhibit 10.6 to
                               the SPHC 1993 Form 10-K)

              10.15            Grant Deed from Pacific Lumber to SPHC (incorporated
                               herein by reference to Exhibit 10.7 to the SPHC 1993
                               Form 10-K)

              10.16            Bill of Sale and General Assignment from Pacific
                               Lumber to SPHC (incorporated herein by reference to Exhibit 10.8 to the SPHC 1993 Form 10-K)

              10.17            Purchase and Services Agreement between Pacific Lumber
                               and Britt Lumber Co., Inc. (incorporated herein by
                               reference to Exhibit 10.17 to Amendment No. 2 to the
                               Form S-2 Registration Statement of Pacific Lumber;
                               Registration Statement No. 33-56332)

              10.18            Put and Call Agreement dated November 16, 1987 between
                               Charles E. Hurwitz and MPI (incorporated herein by
                               reference to Exhibit C to Schedule 13D dated November
                               24, 1987, filed by the Company with respect to MAXXAM
                               Inc.'s common stock; the "Put and Call Agreement")

              10.19            Amendment to Put and Call Agreement, dated May 18,
                               1988 (incorporated herein by reference to Exhibit D to
                               the Final Amendment to Schedule 13D dated May 20,
                               1988, filed by the Company relating to MAXXAM Inc.'s
                               common stock)

              10.20            Amendment to Put and Call Agreement, dated as of
                               February 17, 1989 (incorporated herein by reference to
                               Exhibit 10.35 to MAXXAM Inc.'s Annual Report on Form
                               10-K for the year ended December 31, 1988, File No.
                               1-3924)

              10.21            Unconditional Guarantee of Payment and Performance
                               dated June 17, 1991, by the Company and MAXXAM Inc. to
                               and for the benefit of General Electric Capital
                               Corporation ("GECC") (incorporated herein by reference
                               to Exhibit 10(ee) to Amendment No. 4 to MGI's
                               Registration Statement on Form S-4 on Form S-2,
                               Registration No. 33-42300)

              10.22            First Renewal, Extension and Modification Agreement,
                               dated as of June 17, 1992 among GECC, MXM Mortgage
                               Corp. and the Company (incorporated herein by
                               reference to Exhibit 4.3 to MAXXAM Inc.'s Quarterly
                               Report on Form 10-Q for the quarter ended September
                               30, 1993, File No. 1-3924)

              10.23            Loan Increase, Extension and Modification Agreement,
                               dated as of December 30, 1992, among GECC, MXM
                               Mortgage Corp. and MAXXAM Inc.(incorporated herein by
                               reference to Exhibit 4.23 to MAXXAM Inc.'s Annual
                               Report on Form 10-K for the fiscal year ended December
                               31, 1992, File No. 1-3924)

              10.24            Consent and Assumption Agreement, dated as of December
                               10, 1993, among GECC, MXM Mortgage Corp., MXM Mortgage
                               L.P., the Company and MAXXAM Inc. (incorporated herein
                               by reference to MAXXAM Inc.'s Annual Report on Form
                               10-K for the fiscal year ended December 31, 1993, File
                               No. 1-3924)

              10.25            Release and Termination of Unconditional Guarantee of
                               Payment and Performance, dated as of December 30,
                               1993, executed by GECC (incorporated herein by
                               reference to MAXXAM Inc.'s Annual Report on Form 10-K
                               for the fiscal year ended December 31, 1993, File No.
                               1-3924)

              10.26            Investment Management Agreement, dated as of December
                               1, 1991, by and among the Company, MAXXAM Inc. and
                               certain related corporations (incorporated herein by
                               reference to Exhibit 10.23 to Amendment No. 5 to the
                               MGI Registration)

             *10.27            Undertaking, dated August 4, 1993, executed by MAXXAM
                               in favor of the Company

             *99               The consolidated financial statements and notes thereto of
                               Kaiser Aluminum Corporation for the fiscal year ended
                               December 31, 1993

     --------------------

     * Included with this filing.