Form 10-Q
period 1994-03-31
MAXXAM GROUP INC /DE/
filed 1994-05-13
CIK 764542

     ----------------------------------------------------------------------
     ----------------------------------------------------------------------

                                     FORM 10-Q
                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                ____________________

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                           Commission File Number 1-8857

                                 MAXXAM GROUP INC.

               (Exact name of Registrant as specified in its charter)

                     DELAWARE                          13-1310680
           (State or other jurisdiction             (I.R.S. Employer
                of incorporation or              Identification Number)
                   organization)

            5847 SAN FELIPE, SUITE 2600
                  HOUSTON, TEXAS                          77057
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

          Number of shares of common stock outstanding at May 1, 1994: 100

     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

     ----------------------------------------------------------------------
     ----------------------------------------------------------------------

                                 MAXXAM GROUP INC.

                                       INDEX


                                                                          PAGE
                                                                          ----

     PART I. -- FINANCIAL INFORMATION

        Item 1.   Financial Statements
           Consolidated Balance Sheet at March 31, 1994 and
              December 31, 1993  . . . . . . . . . . . . . . . . . . . .     3
           Consolidated Statement of Operations for the three months
              ended March 31, 1994 and 1993  . . . . . . . . . . . . . .     4
           Consolidated Statement of Cash Flows for the three months
              ended March 31, 1994 and 1993  . . . . . . . . . . . . . .     5
           Condensed Notes to Consolidated Financial Statements  . . . .     6
        Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations . . . . . . . .     9

     PART II. -- OTHER INFORMATION

        Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . .    12
        Item 5.   Other Information  . . . . . . . . . . . . . . . . . .    12
        Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . .    12
        Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .   S-1

                         MAXXAM GROUP INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEET

                                                   March 31,   December 31,
                                                     1994          1993
                                                 ------------  ------------
                                                  (Unaudited)
                                                  (In thousands of dollars)
                       ASSETS

     Current assets:
        Cash and cash equivalents  . . . . . .      $  26,366    $  39,001
        Marketable securities  . . . . . . . .         21,336       17,775
        Receivables:
           Trade . . . . . . . . . . . . . . .         12,653       15,910
           Other . . . . . . . . . . . . . . .          4,444        4,212
        Inventories  . . . . . . . . . . . . .         66,370       73,413
        Prepaid expenses and other current              3,782        3,189
           assets  . . . . . . . . . . . . . .    ------------ ------------
           Total current assets  . . . . . . .        134,951      153,500
     Timber and timberlands, net of depletion
        of $174,105 and $171,007 at March 31,
        1994 and December 31, 1993,
        respectively . . . . . . . . . . . . .        362,967      365,511
     Property, plant and equipment, net of
        accumulated depreciation of $52,101
        and $50,090 at March 31, 1994 and
        December 31, 1993, respectively  . . .        103,983      102,780
     Deferred financing costs, net . . . . . .         32,058       32,725
     Deferred income taxes . . . . . . . . . .         57,500       58,371
     Restricted cash . . . . . . . . . . . . .         33,532       33,562
     Other assets  . . . . . . . . . . . . . .          9,374        9,572
                                                  ------------ ------------
                                                    $ 734,365    $ 756,021
                                                  ============ ============

        LIABILITIES AND STOCKHOLDER'S DEFICIT

     Current liabilities:
        Accounts payable . . . . . . . . . . .      $   4,877    $   2,871
        Accrued interest . . . . . . . . . . .          9,602       26,216
        Accrued compensation and related
           benefits  . . . . . . . . . . . . .         10,006        7,782
        Deferred income taxes  . . . . . . . .         14,132       14,132
        Other accrued liabilities  . . . . . .          3,309        4,543
        Long-term debt, current maturities . .         13,281       16,093
                                                  ------------ ------------
           Total current liabilities . . . . .         55,207       71,637
     Long-term debt, less current maturities .        766,305      772,310
     Other noncurrent liabilities  . . . . . .         27,940       28,125
                                                   ----------- ------------
           Total liabilities . . . . . . . . .        849,452      872,072
                                                  ------------ ------------

     Contingencies

     Stockholder's deficit:
        Common stock, $.08 1/3 par value; 1,000
           shares authorized; 100 shares issued                                                              --           --
        Additional capital . . . . . . . . . .         81,287       81,287
        Accumulated deficit  . . . . . . . . .       (196,374)    (197,338)
                                                  ------------ ------------
           Total stockholder's deficit . . . .       (115,087)    (116,051)
                                                  ------------ ------------
                                                    $ 734,365    $ 756,021
                                                  ============ ============


                The accompanying notes are an integral part of these
                               financial statements.

                         MAXXAM GROUP INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF OPERATIONS
                                    (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     1994          1993
                                                 ------------  ------------
                                                  (In thousands of dollars)
     Net sales:
        Lumber and logs  . . . . . . . . . . .      $  53,653    $  48,724
        Other  . . . . . . . . . . . . . . . .          3,060        4,013
                                                  ------------ ------------
                                                       56,713       52,737
                                                  ------------ ------------

     Operating expenses:
        Costs of goods sold (exclusive of
           depletion and depreciation) . . . .         33,132       26,349
        Depletion and depreciation . . . . . .          6,065        6,229
        Selling, general and administrative  .          4,310        3,926
                                                  ------------ ------------
                                                       43,507       36,504
                                                  ------------ ------------

     Operating income  . . . . . . . . . . . .         13,206       16,233
     Other income (expense):
        Investment, interest and other income           7,719        3,037
        Interest expense . . . . . . . . . . .        (19,090)     (21,372)
                                                  ------------ ------------
     Income (loss) from continuing operations
        before income taxes, extraordinary item
        and cumulative effect of changes in
        accounting principles  . . . . . . . .          1,835       (2,102)
     Provision in lieu of income taxes . . . .           (871)         (39)
                                                  ------------ ------------
     Income (loss) from continuing operations
        before extraordinary item and
        cumulative effect of changes in
        accounting principles  . . . . . . . .            964       (2,141)
     Loss from net assets transferred to
        MAXXAM, net of minority interest and
        related income taxes . . . . . . . . .             --     (480,370)
                                                  ------------ ------------
     Income (loss) before extraordinary item
        and cumulative effect of changes in
        accounting principles  . . . . . . . .            964     (482,511)
     Extraordinary item:
        Loss on early extinguishment of debt,
           net of related credit in lieu of
           income taxes of $5,566  . . . . . .             --      (10,802)
     Cumulative effect of changes in accounting
        principles:
        Postretirement benefits other than
           pensions, net of related credit in
           lieu of income taxes of $1,566  . .             --       (2,348)
        Accounting for income taxes  . . . . .             --       14,916
                                                  ------------ ------------
     Net income (loss) . . . . . . . . . . . .           $964    $(480,745)
                                                  ============ ============


                The accompanying notes are an integral part of these
                               financial statements.

                         MAXXAM GROUP INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                                     Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     1994          1993
                                                 ------------  ------------
                                                  (In thousands of dollars)
     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)  . . . . . . . . . .      $     964    $(480,745)
        Adjustments to reconcile net income
           (loss) to net cash provided by (used
           for) operating activities:
           Depletion and depreciation  . . . .          6,065        6,229
           Amortization of deferred financing
              costs and discounts on long-term
              debt . . . . . . . . . . . . . .          2,914          850
           Net losses (gains) on marketable
              securities . . . . . . . . . . .            241       (3,067)
           Loss from net assets transferred to
              MAXXAM, net  . . . . . . . . . .             --      480,370
           Extraordinary loss on early
              extinguishment of debt, net  . .             --       10,802
           Incurrence of financing costs . . .             --      (26,860)
           Cumulative effect of changes in
              accounting principles, net . . .             --      (12,568)
           Decrease in inventories . . . . . .          6,214        5,390
           Decrease in receivables . . . . . .          2,967       11,129
           Increase in accounts payable  . . .          2,006          690
           Increase in other liabilities . . .          1,825           --
           Decrease (increase) in accrued and
              deferred income taxes  . . . . .            871         (201)
           Decrease in accrued interest  . . .        (16,614)     (24,932)
           Other . . . . . . . . . . . . . . .           (478)        (937)
                                                  ------------ ------------
              Net cash provided by (used for)
                 operating activities  . . . .          6,975      (33,850)
                                                  ------------ ------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
        Net purchases of marketable securities         (4,822)      (7,845)
        Capital expenditures . . . . . . . . .         (4,045)      (1,956)
        Increase in net assets transferred to
           MAXXAM  . . . . . . . . . . . . . .             --       (3,059)
        Other  . . . . . . . . . . . . . . . .            304           43
                                                  ------------ ------------
              Net cash used for investing
                 activities  . . . . . . . . .         (8,563)     (12,817)
                                                  ------------ ------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
        Redemptions, repurchase of and
           principal payments on long-term debt                                                          (8,147)    (549,690)
        Net payments under revolving credit
           agreements  . . . . . . . . . . . .         (2,900)          --
        Proceeds from issuance of long-term
           debt  . . . . . . . . . . . . . . .             --      620,000
        Restricted cash deposits . . . . . . .             --      (35,000)
                                                  ------------ ------------
              Net cash provided by (used for)
                 financing activities  . . . .        (11,047)      35,310
                                                  ------------ ------------
     NET DECREASE IN CASH AND CASH EQUIVALENTS        (12,635)     (11,357)
     CASH AND CASH EQUIVALENTS AT BEGINNING OF
        PERIOD . . . . . . . . . . . . . . . .         39,001       54,254
                                                  ------------ ------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                       $  26,366    $  42,897
                                                  ============ ============

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW
        INFORMATION:
        Interest paid, net of capitalized
           interest  . . . . . . . . . . . . .      $  32,790    $  45,454


                The accompanying notes are an integral part of these
                               financial statements.

                         MAXXAM GROUP INC. AND SUBSIDIARIES

                CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (IN THOUSANDS OF DOLLARS)


     1.   GENERAL

          The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by MAXXAM Group Inc. with the Securities and Exchange Commission for the fiscal year ended December 31, 1993 (the "Form 10-K"). All references to the "Company" include MAXXAM Group Inc. and its subsidiary companies unless otherwise indicated or the context indicates otherwise. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1994 and the consolidated results of operations and cash flows for the three months ended March 31, 1994 and 1993. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").

     2.   INVENTORIES

          Inventories consist of the following:

                                                   March 31,   December 31,
                                                     1994          1993
                                                 ------------  ------------
     Lumber  . . . . . . . . . . . . . . . . .         $51,154      $52,354
     Logs  . . . . . . . . . . . . . . . . . .          15,216       21,059
                                                  ------------ ------------
                                                       $66,370      $73,413
                                                  ============ ============

     3.   LONG-TERM DEBT

          Long-term debt consists of the following:

                                                   March 31,   December 31,
                                                     1994          1993
                                                 ------------  ------------


     7.95% Timber Collateralized Notes due July
        20, 2015 . . . . . . . . . . . . . . .       $368,857     $376,953
     11 1/4% Senior Secured Notes due August 1,
        2003 . . . . . . . . . . . . . . . . .        100,000      100,000
     12 1/4% Senior Secured Discount Notes due
        August 1, 2003, net of discount  . . .         75,729       73,499
     10 1/2% Senior Notes due March 1, 2003  .        235,000      235,000
     Other . . . . . . . . . . . . . . . . . .             --        2,951
                                                  ------------ ------------
                                                      779,586      788,403
     Less: current maturities  . . . . . . . .        (13,281)     (16,093)
                                                  ------------ ------------
                                                     $766,305     $772,310
                                                  ============ ============

     4.   INVESTMENT, INTEREST AND OTHER INCOME

          In February 1994, The Pacific Lumber Company ("Pacific Lumber," a wholly owned subsidiary of the Company) received a franchise tax refund of $7,243, the substantial portion of which represents interest, from the State of California relating to tax years 1972 through 1985. This amount is included in investment, interest and other income for the three months ended March 31, 1994.

     5.   LOSS FROM NET ASSETS TRANSFERRED TO MAXXAM

          The loss from net assets transferred to MAXXAM was as follows for the three months ended March 31, 1993:

     Net sales:
        Aluminum operations  . . . . . . . . . . . . . . . .     $ 442,613
        Real estate and other  . . . . . . . . . . . . . . .         7,759
                                                               ------------
                                                                   450,372

     Costs and expenses:
        Aluminum operations  . . . . . . . . . . . . . . . .       469,843
        Real estate and other  . . . . . . . . . . . . . . .         9,462
                                                               ------------
                                                                   479,305
                                                               ------------

     Loss before income taxes, minority interests,
        extraordinary item and cumulative effect of changes
        in accounting principles . . . . . . . . . . . . . .       (28,933)
     Income taxes  . . . . . . . . . . . . . . . . . . . . .        11,765
     Minority interests  . . . . . . . . . . . . . . . . . .         1,594
                                                               ------------
     Loss before extraordinary item and cumulative effect of
        changes in accounting principles . . . . . . . . . .       (15,574)
     Extraordinary item:
        Loss on redemption of debt, net of related benefits
           for income taxes and minority interests of $11,249
           and $2,791, respectively  . . . . . . . . . . . .       (19,045)
     Cumulative effect of changes in accounting principles:
        Postretirement and postemployment benefits, net of
           related benefits for income taxes and minority
           interests of $237,682 and $64,554, respectively .      (440,519)
        Accounting for income taxes  . . . . . . . . . . . .        (5,232)
                                                               ------------
     Loss from net assets transferred to MAXXAM  . . . . . .     $(480,370)
                                                               ============

     6.   CONTINGENCIES

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

                                 MAXXAM GROUP INC.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the response to
     Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

     RESULTS OF OPERATIONS

          The Company's business is highly seasonal, in that the Company has historically experienced lower first and fourth quarter sales due largely to the general decline in construction related activity during the winter months. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three months ended March 31, 1994 and 1993. The information presented in the table is in millions of dollars except shipments and prices.

                                                     Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                     1994          1993
                                                 ------------  ------------
     Shipments:
        Lumber(1):
           Redwood upper grades  . . . . . . .           12.9         15.8
           Redwood common grades . . . . . . .           49.4         45.6
           Douglas-fir upper grades  . . . . .            2.5          3.2
           Douglas-fir common grades . . . . .           15.4         14.8
                                                  ------------ ------------
              Total lumber . . . . . . . . . .           80.2         79.4
                                                  ============ ============
        Logs(2)  . . . . . . . . . . . . . . .            5.5           --
                                                  ============ ============
        Wood chips(3)  . . . . . . . . . . . .           30.3         36.5
                                                  ============ ============
     Average sales price:
        Lumber(4):
           Redwood upper grades  . . . . . . .         $1,406       $1,213
           Redwood common grades . . . . . . .            448          457
           Douglas-fir upper grades  . . . . .          1,405        1,114
           Douglas-fir common grades . . . . .            460          427
        Logs(4)  . . . . . . . . . . . . . . .            676           --
        Wood chips(5)  . . . . . . . . . . . .             71           81

     Net sales:
        Lumber, net of discount  . . . . . . .       $   50.0     $   48.7
        Logs . . . . . . . . . . . . . . . . .            3.7           --
        Wood chips . . . . . . . . . . . . . .            2.1          3.0
        Cogeneration power . . . . . . . . . .             .6           .7
        Other  . . . . . . . . . . . . . . . .             .3           .3
                                                  ------------ ------------
              Total net sales  . . . . . . . .       $   56.7     $   52.7
                                                  ============ ============
     Operating income  . . . . . . . . . . . .       $   13.2     $   16.2
                                                  ============ ============
     Income (loss) from continuing operations
        before income taxes, extraordinary item
        and cumulative effect of changes in
        accounting principles  . . . . . . . .       $    1.8     $   (2.1)
                                                  ============ ============
     Loss from net assets transferred to
        MAXXAM, net of minority interests and
        related income taxes . . . . . . . . .       $     --     $ (480.4)
                                                  ============ ============
     Net income (loss) . . . . . . . . . . . .       $    1.0     $ (480.7)
                                                  ============ ============
     Capital expenditures  . . . . . . . . . .       $    4.0     $    2.0
                                                  ============ ============

     ----------
     (1)  Lumber shipments are expressed in millions of board feet.
     (2) Log shipments are expressed in millions of board feet, net Scribner scale.
     (3) Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
     (4)  Dollars per thousand board feet.
     (5)  Dollars per bone dry unit.


          Shipments

          Lumber shipments for the three months ended March 31, 1994 were 80.2 million board feet, an increase of 1% from 79.4 million board feet for the three months ended March 31, 1993. This increase was principally due to an 8% increase in redwood common lumber shipments, partially offset by an 18% decrease in shipments of upper grade redwood lumber. Log shipments for the three months ended March 31, 1994 were 5.5 million feet (net Scribner scale). Log shipments were insignificant for the three months ended March 31, 1993.

          Old growth trees constitute Pacific Lumber's principal source of upper grade redwood lumber. Due to the severe restrictions on Pacific Lumber's ability to harvest virgin old growth timber on its property (see "Trends" under Item 7 of the Form 10-K), Pacific Lumber's supply of upper grade lumber has decreased in some premium product categories. Pacific Lumber has been able to lessen the impact of these decreases by augmenting its production facilities to increase its recovery of upper grade lumber from smaller diameter logs and increasing the production of manufactured upper grade lumber products through its end and edge glue facility (which is currently being expanded). However, unless Pacific Lumber is able to sustain the harvest level of old growth trees it has experienced in recent years, Pacific Lumber expects that its supply of premium upper grade lumber products will decrease from current levels and that its manufactured lumber products will constitute a higher percentage of its shipments of upper grade lumber products.

          Net sales

          Revenues from net sales of lumber and logs for the three months ended March 31, 1994 increased by approximately 10% from the three months ended March 31, 1993. This increase was principally due to increased log shipments, a 16% increase in the average realized price of upper grade redwood lumber, increased shipments of redwood common lumber and a 26% increase in the average realized price of upper grade Douglas-fir lumber, partially offset by decreased shipments of upper grade redwood lumber, as previously discussed. The decrease in other sales for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993 was attributable to decreased sales of wood chips.

          Operating income

          Operating income for the three months ended March 31, 1994 decreased by approximately 19% as compared to the three months ended March 31, 1993. This decrease was principally due to lower shipments of high margin upper grade lumber and the continued higher costs of logs.
     Pacific Lumber's cost of producing lumber products has continued to increase as a result of compliance with evolving environmental regulations, litigation associated with its timber harvesting plans and greater costs attributable to processing larger numbers of smaller diameter logs and producing manufactured products. For the three months ended March 31, 1993, cost of goods sold was reduced by $1.2 million for an additional business interruption insurance claim as a result of the April 1992 earthquake.

          Income (loss) from continuing operations before income taxes, extraordinary item and cumulative effect of changes in accounting principles

          Income from continuing operations before income taxes, extraordinary item and cumulative effect of changes in accounting principles increased for the three months ended March 31, 1994 as compared to the three months ended March 31, 1993. This increase resulted from higher investment, interest and other income and decreased interest expense, partially offset by the decrease in operating income. Investment, interest and other income for the three months ended March 31, 1994 includes the receipt of a franchise tax refund of $7.2 million (as described in Note 4 to the Condensed Notes to Consolidated Financial Statements).
     Investment, interest and other income for the three months ended March 31, 1993 includes net gains on marketable securities of $3.1 million. Interest expense decreased due to lower interest rates resulting from the refinancing of the Company's long-term debt in March and August of 1993.

     FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          As of March 31, 1994, the Company had consolidated long-term debt of $732.8 million (net of current maturities and restricted cash deposited in the Liquidity Account) as compared to $738.7 million at December 31, 1993. The decrease in long-term debt was primarily due to principal payments on the Timber Notes.

          The Company conducts its operations through its principal operating subsidiaries, Pacific Lumber and Britt. The indentures governing the Pacific Lumber Senior Notes and the Timber Notes and Pacific Lumber's Revolving Credit Agreement contain various covenants which, among other things, limit the payment of dividends and restrict transactions between Pacific Lumber and its affiliates. As of March 31, 1994, under the most restrictive of these covenants, approximately $3.4 million of dividends may be paid by Pacific Lumber. On February 24, 1994, Pacific Lumber paid dividends of $5.7 million which represented the entire amount permitted at December 31, 1993.

          The indenture governing the MGI Notes contains various covenants which, among other things, limit the payment of dividends and restrict transactions between the Company and its affiliates. At March 31, 1994, under the most restrictive of these covenants, no dividends may be paid by the Company.

          The Company anticipates that cash flows from operations, together with existing cash, marketable securities and available sources of financing, will be sufficient to fund the working capital and capital expenditures requirements of the Company and its respective subsidiaries for the foreseeable future; however, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation affecting its timber harvesting practices, increased competition from other lumber producers or alternative building products and general economic conditions.

                                 MAXXAM GROUP INC.

                             PART II. OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings. Any capitalized or italicized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

          Pacific Lumber Merger Litigation

          With respect to the Russ case, the Court has scheduled a status conference for June 6, 1994.

          With respect to the Boesky Multidistrict Securities Litigation, trial is set to commence beginning May 17, 1994. Additionally, plaintiffs were recently allowed to amend their complaint with additional claims, including that MAXXAM and others assisted the former Board of Directors of Pacific Lumber in their alleged breaches of fiduciary duty.

          With respect to the Kayes case, oral argument before the 9th Circuit Court of Appeal was held May 10, 1994 and the Court took the matter under submission.

          Pacific Lumber Environmental Litigation

          With respect to the Sierra Club, et al. v. State Board of Forestry (No. 82371) action, the California Supreme Court has scheduled oral argument for June 7, 1994.

          With respect to the Lost Coast League action, on April 19, 1994 the Court indicated that it would be issuing a preliminary injunction staying harvesting operations in connection with this THP pending trial which is scheduled to commence on June 27, 1994.

          Effective May 2, 1994, EPIC filed an action entitled EPIC v. California Department of Forestry, et al. (No. 94CP0317) in the Superior Court of Humboldt County, California. This lawsuit relates to six THPs for approximately 1,360 acres of primarily residual old growth redwood timber (virtually all of such acres containing timber of SPHC). On May 5, 1994, the Court held a hearing on plaintiff's application for a temporary restraining order ("TRO") and the Court took the matter under submission. On May 10, 1994, the Court denied plaintiff's application for a TRO.

     ITEM 5.   OTHER INFORMATION

                    None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

               A.   EXHIBITS:

                    None.

               B.   REPORTS ON FORM 8-K:

                    None.

                                     SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the chief financial officer of the Registrant.


                                            MAXXAM GROUP INC.




     Date: May 13, 1994                     By: JOHN T. LA DUC
                                    ----------------------------------
                                              John T. La Duc
                                    Vice President and Chief Financial
                                                 Officer