Form 10-Q
period 1994-06-30
MAXXAM GROUP INC /DE/
filed 1994-08-11
CIK 764542

===========================================================================


                                 FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                            --------------------



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

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

     Yes  /X/  No   / /


    Number of shares of common stock outstanding at August 1, 1994: 100


Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

===========================================================================

                             MAXXAM GROUP INC.

                                   INDEX


                                                                       PAGE

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements
          Consolidated Balance Sheet at June 30, 1994 and December 31,
               1993 . . . . . . . . . . . . . . . . . . . . . . . . .     3
          Consolidated Statement of Operations for the three and six
               months ended June 30, 1994 and 1993  . . . . . . . . .     4
          Consolidated Statement of Cash Flows for the six months ended
               June 30, 1994 and 1993 . . . . . . . . . . . . . . . .     5
          Condensed Notes to Consolidated Financial Statements  . . .     6
     Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations . . . . . . . . . . . .     9

PART II.   OTHER INFORMATION

     Item 1.   Legal Proceedings  . . . . . . . . . . . . . . . . . .    13
     Item 5.   Other Information  . . . . . . . . . . . . . . . . . .    14
     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . .    14
     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .   S-1


                                                    CONSOLIDATED BALANCE SHEET

                                                                      June 30,          December 31,
                                                                        1994                1993
                                                                 ----------------    ----------------
                                                                    (Unaudited)
                                                                       (In thousands of dollars)
                            ASSETS
Current assets:
     Cash and cash equivalents  . . . . . . . . . . . . . . .    $         25,752    $         39,001
     Marketable securities  . . . . . . . . . . . . . . . . .              28,859              17,775
     Receivables:
          Trade . . . . . . . . . . . . . . . . . . . . . . .              12,851              15,910
          Other . . . . . . . . . . . . . . . . . . . . . . .               7,185               4,212
     Inventories  . . . . . . . . . . . . . . . . . . . . . .              73,162              73,413
     Prepaid expenses and other current assets  . . . . . . .               3,289               3,189
                                                                 ----------------    ----------------
          Total current assets  . . . . . . . . . . . . . . .             151,098             153,500
Timber and timberlands, net of depletion of $179,167 and
     $171,007 at June 30, 1994 and December 31, 1993,
     respectively . . . . . . . . . . . . . . . . . . . . . .             359,053             365,511
Property, plant and equipment, net of accumulated depreciation of $54,121 and $50,090 at June 30, 1994 and December 31,
     1993, respectively . . . . . . . . . . . . . . . . . . .             103,799             102,780
Deferred financing costs, net . . . . . . . . . . . . . . . .              31,592              32,725
Deferred income taxes . . . . . . . . . . . . . . . . . . . .              62,814              58,371
Restricted cash . . . . . . . . . . . . . . . . . . . . . . .              33,430              33,562
Other assets  . . . . . . . . . . . . . . . . . . . . . . . .               8,501               9,572
                                                                 ----------------    ----------------
                                                                 $        750,287    $        756,021
                                                                 ================    ================

             LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Accounts payable . . . . . . . . . . . . . . . . . . . .    $          7,677    $          2,871
     Accrued interest . . . . . . . . . . . . . . . . . . . .              25,914              26,216
     Accrued compensation and related benefits  . . . . . . .              11,785               7,782
     Deferred income taxes  . . . . . . . . . . . . . . . . .              14,132              14,132
     Other accrued liabilities  . . . . . . . . . . . . . . .               4,496               4,543
     Long-term debt, current maturities . . . . . . . . . . .              13,366              16,093
                                                                 ----------------    ----------------
          Total current liabilities . . . . . . . . . . . . .              77,370              71,637
Long-term debt, less current maturities . . . . . . . . . . .             769,342             772,310

Other noncurrent liabilities  . . . . . . . . . . . . . . . .              30,382              28,125
                                                                 ----------------    ----------------
          Total liabilities . . . . . . . . . . . . . . . . .             877,094             872,072
                                                                 ----------------    ----------------

Contingencies

Stockholder's deficit:
     Common stock, $.08-1/3 par value; 1,000 shares
          authorized; 100 shares issued . . . . . . . . . . .                   -                   -
     Additional capital . . . . . . . . . . . . . . . . . . .              81,287              81,287
     Accumulated deficit  . . . . . . . . . . . . . . . . . .            (208,094)           (197,338)
                                                                 ----------------    ----------------
          Total stockholder's deficit . . . . . . . . . . . .            (126,807)           (116,051)
                                                                 ----------------    ----------------
                                                                 $        750,287    $        756,021
                                                                 ================    ================


                                CONSOLIDATED STATEMENT OF OPERATIONS
                                            (Unaudited)


                                                       Three Months Ended                Six Months Ended
                                                            June 30,                         June 30,
                                                 -----------------------------    ----------------------------
                                                      1994            1993             1994            1993
                                                 -------------   -------------    -------------   -------------
                                                                    (In thousands of dollars)
Net sales:
     Lumber and logs  . . . . . . . . . . . .    $      56,232   $      54,014    $     109,885   $     102,738
     Other  . . . . . . . . . . . . . . . . .            6,744           3,993            9,804           8,006
                                                 -------------   -------------    -------------   -------------
                                                        62,976          58,007          119,689         110,744
                                                 -------------   -------------    -------------   -------------

Operating expenses:
     Costs of goods sold (exclusive of
          depletion and depreciation) . . . .           31,059          31,578           64,191          57,927
     Depletion and depreciation . . . . . . .            5,250           6,613           11,315          12,842
     Selling, general and administrative  . .            4,023           4,819            8,333           8,745
                                                 -------------   -------------    -------------   -------------
                                                        40,332          43,010           83,839          79,514
                                                 -------------   -------------    -------------   -------------

Operating income  . . . . . . . . . . . . . .           22,644          14,997           35,850          31,230
Other income (expense):
     Investment, interest and other income  .            1,918           1,561            9,637           4,598
     Interest expense . . . . . . . . . . . .          (19,230)        (19,806)         (38,320)        (41,178)
                                                 -------------   -------------    -------------   -------------
Income (loss) from continuing operations
     before income taxes, extraordinary items
     and cumulative effect of changes in
     accounting principles  . . . . . . . . .            5,332          (3,248)           7,167          (5,350)
Provision in lieu of income taxes . . . . . .           (2,186)           (345)          (3,057)           (384)
                                                 -------------   -------------    -------------   -------------
Income (loss) from continuing operations
     before extraordinary items and cumulative
     effect of changes in accounting
     principles . . . . . . . . . . . . . . .            3,146          (3,593)           4,110          (5,734)
Loss from net assets transferred to MAXXAM,
     net of minority interests and related
     income taxes . . . . . . . . . . . . . .                -         (20,900)               -        (501,270)
                                                 -------------   -------------    -------------   -------------
Income (loss) before extraordinary items and
     cumulative effect of changes in
     accounting principles  . . . . . . . . .            3,146         (24,493)           4,110        (507,004)
Extraordinary items:
     Loss on litigation settlement, net of
          related credit in lieu of income
          taxes of $6,312 . . . . . . . . . .          (14,866)              -          (14,866)              -
     Loss on early extinguishment of debt, net
          of related credit in lieu of income
          taxes of $5,566 . . . . . . . . . .                -               -                -         (10,802)
Cumulative effect of changes in accounting
     principles:
     Postretirement benefits other than
          pensions, net of related credit in
          lieu of income taxes of $1,566  . .                -               -                -          (2,348)
     Accounting for income taxes  . . . . . .                -               -                -          14,916
                                                 -------------   -------------    -------------   -------------
Net loss  . . . . . . . . . . . . . . . . . .    $     (11,720)  $     (24,493)   $     (10,756)  $    (505,238)
                                                 =============   =============    =============   =============


                                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                                (Unaudited)




                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                    --------------------------------
                                                                                          1994              1993
                                                                                    --------------    --------------
                                                                                        (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $      (10,756)   $     (505,238)
     Adjustments to reconcile net loss to net cash provided by (used for)
          operating activities:
          Depletion and depreciation  . . . . . . . . . . . . . . . . . . . . . .           11,315            12,842
          Amortization of deferred financing costs and discounts on long-term
               debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            5,852             2,021
          Net gains on marketable securities  . . . . . . . . . . . . . . . . . .             (522)           (3,177)
          Loss from net assets transferred to MAXXAM, net . . . . . . . . . . . .                -           501,270
          Extraordinary loss on early extinguishment of debt, net . . . . . . . .                -            10,802
          Incurrence of financing costs . . . . . . . . . . . . . . . . . . . . .                -           (27,255)
          Cumulative effect of changes in accounting principles, net  . . . . . .                -           (12,568)
          Increase in other liabilities . . . . . . . . . . . . . . . . . . . . .            6,045                29
          Increase in accounts payable  . . . . . . . . . . . . . . . . . . . . .            4,806             7,322
          Decrease in inventories . . . . . . . . . . . . . . . . . . . . . . . .            1,420             2,603
          Decrease in receivables . . . . . . . . . . . . . . . . . . . . . . . .            1,357            11,059
          Increase in accrued and deferred income taxes . . . . . . . . . . . . .           (3,255)             (785)
          Decrease in accrued interest  . . . . . . . . . . . . . . . . . . . . .             (302)          (16,060)
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              193               318
                                                                                    --------------    --------------
               Net cash provided by (used for) operating activities . . . . . . .           16,153           (16,817)
                                                                                    --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net purchases of marketable securities . . . . . . . . . . . . . . . . . . .          (11,815)          (15,316)
     Capital expenditures . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (6,462)           (6,569)
     Increase in net assets transferred to MAXXAM . . . . . . . . . . . . . . . .                -            (6,283)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (78)               12
                                                                                    --------------    --------------
               Net cash used for investing activities . . . . . . . . . . . . . .          (18,355)          (28,156)
                                                                                    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Redemptions, repurchase of and principal payments on long-term debt  . . . .           (8,147)         (553,118)
     Net payments under revolving credit agreements . . . . . . . . . . . . . . .           (2,900)                -
     Proceeds from issuance of long-term debt . . . . . . . . . . . . . . . . . .                -           620,000
     Restricted cash deposits . . . . . . . . . . . . . . . . . . . . . . . . . .                -           (35,000)
                                                                                    --------------    --------------
               Net cash provided by (used for) financing activities . . . . . . .          (11,047)           31,882
                                                                                    --------------    --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . .          (13,249)          (13,091)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . . . . . . . . . . . . . .           39,001            54,254
                                                                                    --------------    --------------


CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . . .   $       25,752    $       41,163
                                                                                    ==============    ==============
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Reduction of margin borrowings for marketable securities . . . . . . . . . .   $        1,020    $            -
     Timber and timberlands acquired subject to loan from seller  . . . . . . . .              850                 -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest . . . . . . . . . . . . . . . . .   $       32,770    $       55,217
     Income taxes paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                -                 -


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

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1994, the consolidated results of operations for the three and six months ended June 30, 1994 and 1993 and consolidated cash flows for the six months ended June 30, 1994 and 1993. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").

2.   CASH AND CASH EQUIVALENTS

          At June 30, 1994 and December 31, 1993, cash and cash equivalents includes $13,363 and $20,280, respectively, which is reserved for debt service payments on the 7.95% Timber Collateralized Notes due 2015.

3.   INVENTORIES

Inventories consist of the following:






                                                       June 30,       December 31,
                                                         1994             1993
                                                   --------------   --------------
Lumber  . . . . . . . . . . . . . . . . . . . .    $       57,134   $       52,354
Logs  . . . . . . . . . . . . . . . . . . . . .            16,028           21,059
                                                   --------------   --------------
                                                   $       73,162   $       73,413
                                                   ==============   ==============


4.   LONG-TERM DEBT

Long-term debt consists of the following:



                                                                              June 30,      December 31,
                                                                               1994            1993
                                                                           -------------   -------------
7.95% Timber Collateralized Notes due July 20, 2015 . . . . . . . . . .    $     368,857   $     376,953
11-1/4% Senior Secured Notes due August 1, 2003 . . . . . . . . . . . .          100,000         100,000
12-1/4% Senior Secured Discount Notes due August 1, 2003, net of
     discount . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           78,001          73,499
10-1/2% Senior Notes due March 1, 2003  . . . . . . . . . . . . . . . .          235,000         235,000
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              850           2,951
                                                                           -------------   -------------
                                                                                 782,708         788,403
Less: current maturities  . . . . . . . . . . . . . . . . . . . . . . .          (13,366)        (16,093)
                                                                           -------------   -------------
                                                                           $     769,342   $     772,310
                                                                           =============   =============


5.   INVESTMENT, INTEREST AND OTHER INCOME

          In February 1994, The Pacific Lumber Company ("Pacific Lumber," a wholly owned subsidiary of the Company) received a franchise tax refund of $7,243, the substantial portion of which represents interest, from the State of California relating to tax years 1972 through 1985. This amount is included in investment, interest and other income for the six months ended June 30, 1994.

6.   LOSS FROM NET ASSETS TRANSFERRED TO MAXXAM

The loss from net assets transferred to MAXXAM was as follows:






                                                                Three              Six
                                                               Months            Months
                                                                Ended             Ended
                                                              June 30,          June 30,
                                                                1993              1993
                                                           -------------     -------------
Net sales:
     Aluminum operations  . . . . . . . . . . . . . . .    $     432,193     $     874,806
     Real estate and other  . . . . . . . . . . . . . .            6,516            14,275
                                                           -------------     -------------
                                                                 438,709           889,081
                                                           -------------     -------------

Costs and expenses:
     Aluminum operations  . . . . . . . . . . . . . . .          464,597           934,440
     Real estate and other  . . . . . . . . . . . . . .           10,464            19,926
                                                           -------------     -------------
                                                                 475,061           954,366
                                                           -------------     -------------

Loss before income taxes, minority interests,
     extraordinary item and cumulative effect of
     changes in accounting principles . . . . . . . . .          (36,352)          (65,285)
Income taxes  . . . . . . . . . . . . . . . . . . . . .           13,380            25,145
Minority interests  . . . . . . . . . . . . . . . . . .            2,072             3,666
                                                           -------------     -------------
Loss before extraordinary item and cumulative effect of
     changes in accounting principles . . . . . . . . .          (20,900)          (36,474)
Extraordinary item:
     Loss on redemption of debt, net of related
          benefits for income taxes and minority
          interests of $11,249 and $2,791,
          respectively  . . . . . . . . . . . . . . . .                -           (19,045)
Cumulative effect of changes in accounting principles:
     Postretirement and postemployment benefits, net of
          related benefits for income taxes and
          minority interests of $237,682 and $64,554,
          respectively  . . . . . . . . . . . . . . . .                -          (440,519)
     Accounting for income taxes  . . . . . . . . . . .                -            (5,232)
                                                           -------------     -------------
Loss from net assets transferred to MAXXAM  . . . . . .    $     (20,900)    $    (501,270)
                                                           =============     =============



7.   LOSS ON LITIGATION SETTLEMENT AND CONTINGENCIES

          On May 17, 1994, MAXXAM and Pacific Lumber announced that an agreement in principle had been reached to settle class and related individual claims brought by former stockholders of Pacific Lumber against MAXXAM, the Company, Pacific Lumber, former directors of Pacific Lumber and others concerning the Company's acquisition of Pacific Lumber. Of the pending approximately $52,000 settlement, approximately $33,000 was paid by insurance carriers of MAXXAM and Pacific Lumber, approximately $14,800 was paid by Pacific Lumber and the balance was paid by other defendants and through the assignment of certain claims. The settlement is subject to certain contingencies, including a fairness hearing which will be held at a yet unspecified time. The above described cash payments are being held in the registry of the court pending satisfaction of these contingencies. In the second quarter of 1994, the Company recorded an extraordinary loss of $14,866 related to the settlement and associated costs, net of benefits for federal and state income taxes of $6,312.

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

          The Company is also involved in various claims, lawsuits and proceedings relating to a wide variety of other matters. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to presently determine the ultimate costs that may be incurred, management believes the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following should be read in conjunction with the response to
Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

RESULTS OF OPERATIONS

          The Company's business is highly seasonal in that the Company has historically experienced lower first and fourth quarter sales due largely to the general decline in construction related activity during the winter months. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and six months ended June 30, 1994 and 1993. The information presented in the table is in millions of dollars except shipments and prices.



                                                      Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                                 --------------------------     ---------------------------
                                                      1994           1993            1994           1993
                                                 ------------   ------------    ------------   ------------
Shipments:
     Lumber(1):
          Redwood upper grades  . . . . . . .            12.8           17.0            25.7           32.8
          Redwood common grades . . . . . . .            55.7           48.3           105.1           93.9
          Douglas-fir upper grades  . . . . .             1.9            3.0             4.4            6.2
          Douglas-fir common grades . . . . .            16.5           12.7            31.9           27.5
                                                 ------------   ------------    ------------   ------------
               Total lumber . . . . . . . . .            86.9           81.0           167.1          160.4
                                                 ============   ============    ============   ============
     Logs(2)  . . . . . . . . . . . . . . . .             4.8             .8            10.3             .8
                                                 ============   ============    ============   ============
     Wood chips(3)  . . . . . . . . . . . . .            64.9           34.7            95.2           71.2
                                                 ============   ============    ============   ============
Average sales price:
     Lumber(4):
          Redwood upper grades  . . . . . . .    $      1,469   $      1,270    $      1,437   $      1,242
          Redwood common grades . . . . . . .             458            496             453            477
          Douglas-fir upper grades  . . . . .           1,373          1,224           1,391          1,167
          Douglas-fir common grades . . . . .             426            439             445            433
     Logs(4)  . . . . . . . . . . . . . . . .             638            714             658            709
     Wood chips(5)  . . . . . . . . . . . . .              85             78              81             79

Net sales:
     Lumber, net of discount  . . . . . . . .    $       53.1   $       53.4    $      103.1   $      102.1
     Logs . . . . . . . . . . . . . . . . . .             3.1             .6             6.8             .6
     Wood chips . . . . . . . . . . . . . . .             5.6            2.7             7.7            5.7
     Cogeneration power . . . . . . . . . . .              .9            1.0             1.5            1.7
     Other  . . . . . . . . . . . . . . . . .              .3             .3              .6             .6
                                                 ------------   ------------    ------------   ------------
               Total net sales  . . . . . . .    $       63.0   $       58.0    $      119.7   $      110.7
                                                 ============   ============    ============   ============
Operating income  . . . . . . . . . . . . . .    $       22.6   $       15.0    $       35.9   $       31.2
                                                 ============   ============    ============   ============
Income (loss) from continuing operations
     before income taxes, extraordinary items
     and cumulative effect of changes in
     accounting principles  . . . . . . . . .    $        5.3   $       (3.2)   $        7.2   $       (5.4)
                                                 ============   ============    ============   ============



Loss from net assets transferred to MAXXAM,
     net of minority interests and related
     income taxes . . . . . . . . . . . . . .    $          -   $      (20.9)   $          -   $     (501.3)
                                                 ============   ============    ============   ============
Net loss  . . . . . . . . . . . . . . . . . .    $      (11.7)  $      (24.5)   $      (10.8)  $     (505.2)
                                                 ============   ============    ============   ============
Capital expenditures  . . . . . . . . . . . .    $        2.5   $        4.6    $        6.5   $        6.6
                                                 ============   ============    ============   ============


- --------------------

(1)  Lumber shipments are expressed in millions of board feet.
(2)  Log shipments are expressed in millions of board feet, net Scribner scale.
(3)  Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(4)  Dollars per thousand board feet.
(5)  Dollars per bone dry unit.


          Shipments
          Lumber shipments for the second quarter of 1994 were 86.9 million board feet, an increase of 7% from 81.0 million board feet for the second quarter of 1993. This increase was principally due to a 15% increase in redwood common lumber shipments, partially offset by a 25% decrease in shipments of upper grade redwood lumber. Log shipments for the second quarter of 1994 were 4.8 million feet (net Scribner scale), an increase from .8 million feet for the second quarter of 1993.

          Lumber shipments for the six months ended June 30, 1994 were
167.1 million board feet, an increase of 4% from 160.4 million board feet for the six months ended June 30, 1993. This increase was principally due to a 12% increase in redwood common lumber shipments, partially offset by a 22% decrease in shipments of upper grade redwood lumber. Log shipments for the six months ended June 30, 1994 were 10.3 million feet (net Scribner scale), an increase from .8 million feet for the six months ended June 30, 1993.

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

          Net sales
          Revenues from net sales of lumber and logs for the second quarter of 1994 increased by approximately 4% from the second quarter of 1993.
This increase was principally due to increased shipments of redwood common lumber, a 16% increase in the average realized price of upper grade redwood lumber and increased log shipments, partially offset by decreased shipments of upper grade redwood lumber and an 8% decrease in the average realized price of redwood common lumber. The increase in other sales for the second quarter of 1994 as compared to the second quarter of 1993 was attributable to increased sales of wood chips.

          Revenues from net sales of lumber and logs for the six months ended June 30, 1994 increased by approximately 7% from the six months ended June 30, 1993. This increase was principally due to increased log shipments, increased shipments of redwood common lumber, a 16% increase in the average realized price of upper grade redwood lumber and a 19% increase in the average realized price of upper grade Douglas-fir lumber, partially offset by decreased shipments of upper grade redwood lumber and a 5% decrease in the average realized price of redwood common lumber. The increase in other sales for the six months ended June 30, 1994 as compared to the six months ended June 30, 1993 was attributable to increased sales of wood chips.

          Operating income
          Operating income for the second quarter of 1994 increased by approximately 51% as compared to the second quarter of 1993. Operating income for the six months ended June 30, 1994 increased by approximately 15% as compared to the six months ended June 30, 1993. These increases were principally due to higher sales of logs and wood chips, improved sawmill productivity and lower purchases of lumber and logs from third parties in 1994 compared to 1993. For the six months ended June 30, 1993, cost of goods sold was reduced by $1.2 million for an additional business interruption insurance claim as a result of the April 1992 earthquake.

          Pacific Lumber's cost of producing lumber products has continued to increase as a result of compliance with evolving environmental regulations, litigation associated with its timber harvesting plans and greater costs attributable to processing larger numbers of smaller diameter logs and producing manufactured products.

          Income (loss) from continuing operations before income taxes, extraordinary items and cumulative effect of changes in accounting principles

          Income from continuing operations before income taxes, extraordinary items and cumulative effect of changes in accounting principles increased for the second quarter of 1994 and the six months ended June 30, 1994 as compared to the same periods in 1993. These increases resulted from the increases in operating income, higher investment, interest and other income and decreased interest expense. Investment, interest and other income for the six months ended June 30, 1994 includes the receipt of a franchise tax refund of $7.2 million (as described in Note 5 to the Condensed Notes to Consolidated Financial Statements). Interest expense decreased due to lower interest rates resulting from the refinancing of the Company's long-term debt in March and August of 1993.

          Extraordinary item -- loss on litigation settlement
          The litigation settlement in the second quarter of 1994 (as described in Note 7 to the Condensed Notes to Consolidated Financial Statements) resulted in an extraordinary loss of $14.9 million, net of related income taxes of $6.3 million. The extraordinary loss consists of Pacific Lumber's $14.8 million cash payment to the settlement fund, a $2.0 million accrual for additional contingent claims and $4.4 million of related legal fees. See also "Pacific Lumber Merger Litigation" under Part II, Item 1 of this Report.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          As of June 30, 1994, the Company had consolidated long-term debt of $735.9 million (net of current maturities and restricted cash deposited in the Liquidity Account) as compared to $738.7 million at December 31, 1993. The decrease in long-term debt was primarily due to principal payments on the Timber Notes.

          The Company conducts its operations through its principal operating subsidiaries, Pacific Lumber and Britt Lumber Co., Inc. ("Britt"). The indentures governing the Pacific Lumber Senior Notes and the Timber Notes and Pacific Lumber's Revolving Credit Agreement contain various covenants which, among other things, limit the payment of dividends and restrict transactions between Pacific Lumber and its affiliates. As of June 30, 1994, under the most restrictive of these covenants, approximately $5.6 million of dividends may be paid by Pacific Lumber. In May 1994, the Revolving Credit Agreement was amended to extend its maturity date to May 31, 1997 and modify the dividend restriction existing at December 31, 1993. On February 24, 1994, Pacific Lumber paid dividends of $5.7 million which represented the entire amount permitted at December 31, 1993. Pacific Lumber paid an additional $12.3 million of dividends in June 1994 as a result of the amendment to the Revolving Credit Agreement and Pacific Lumber's operating results for the four months ended April 30, 1994.

          The indenture governing the MGI Notes contains various covenants which, among other things, limit the payment of dividends and restrict transactions between the Company and its affiliates. At June 30, 1994, under the most restrictive of these covenants, no dividends may be paid by the Company.

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

          On July 20, 1994, SPHC repaid approximately $5.0 million of the aggregate principal amount outstanding on the Timber Notes in accordance with Scheduled Amortization.

                         PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K and Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994 (the "Form 10-Q") for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings. Any capitalized or italicized terms used but not defined in this Item have the same meaning given to them in the Form 10-K and the Form 10-Q.

PACIFIC LUMBER MERGER LITIGATION

          With respect to the In re Ivan F. Boesky multidistrict securities litigation matter, on May 17, 1994, MAXXAM and Pacific Lumber announced that an agreement in principle had been reached to settle class and related individual claims brought by former stockholders of Pacific Lumber against MAXXAM, the Company, Pacific Lumber, former directors of Pacific Lumber and others concerning the Company's acquisition of Pacific Lumber. The settlement would resolve the Fries State, Omicini, Thompson State, Russ, Fries Federal, Thompson Federal, Boesky and American Red Cross actions described in the Form 10-K. Of the pending approximately $52.0 million settlement, approximately $33.0 million was paid by insurance carriers of MAXXAM and Pacific Lumber, approximately $14.8 million was paid by Pacific Lumber, and the balance was paid by other defendants and through the assignment of certain claims. The settlement is subject to certain contingencies, including a fairness hearing which will be held at a yet unspecified time in the United States District Court, Southern District of New York (notice of which hearing will be furnished to claimants). The above described cash payments are being held in the registry of the court pending satisfaction of these contingencies.

          Management believes the settlement of these claims is in the best interest of the Company. See also Note 7 to the Condensed Notes to Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -
- - Extraordinary item -- loss on litigation settlement" in Part I of this Report.

          With respect to the Russ case, the Court has scheduled a status conference for January 6, 1995, but has directed the parties to file dismissal papers with the Court in the event that the above-described Boesky settlement is approved and finalized prior to the next scheduled status conference.
PACIFIC LUMBER ENVIRONMENTAL LITIGATION

          With respect to the Sierra Club, et al. v. State Board of Forestry, et al. (No. 82371) action, on July 21, 1994, the California Supreme Court issued its opinion affirming the decision of the Court of Appeal and directing the Superior Court to issue an order compelling the BOF to rescind its approval of the two THPs in question.

          With respect to the Marbled Murrelet, et al. v. Bruce Babbitt, et al.(No. C93-1400) action, the Court has rescheduled the trial date to August 15, 1994.

          With respect to the Lost Coast League v. The California
Department of Forestry, et al. (No. 94DR0046) action, after a trial on the merits, on July 14, 1994, the Court issued its decision setting aside the CDF's approval of the THP in question.

          With respect to the EPIC v. California Department of Forestry, et al. (No. 94CP0317) action, following the Superior Court's denial of plaintiff's application for a temporary restraining order, plaintiff sought an emergency stay of harvesting from the Court of Appeal. On May 17, 1994, the Court of Appeal denied plaintiff's request for an emergency stay of harvesting in connection with the six THPs involved in this litigation.

          On July 20, 1994, an action entitled EPIC v. California Department of Forestry, et al. (No. 94DR0198) was filed in Superior Court of Humboldt County against the CDF, Pacific Lumber and SPHC. This action relates to a THP for approximately 97 acres of residual old growth timber ("THP 94-187"), all of such acres containing timber of SPHC. Plaintiff seeks to set aside the CDF's approval of THP 94-187 and to prevent harvesting in accordance with the THP.

ITEM 5.   OTHER INFORMATION

          In Part I, Item 1, "Business--Regulatory and Environmental Factors" of the Form 10-K, a bill is described which relates to approximately 54,000 acres of Pacific Lumber's timberlands. A similar bill has been introduced in the U.S. Senate by Senator Barbara Boxer (D-CA). Since these bills are subject to amendment, it is premature to assess the ultimate content of these bills, the likelihood of any of the bills passing, or the impact of either of these bills on the financial position or results of operations of the Company.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS:

                    4.1 Second Amendment, dated as of May 26, 1994, to Pacific Lumber's Revolving Credit Agreement
(incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of MAXXAM
Inc. for the quarter ended June 30, 1994; File No.
1-3924)

          B.   REPORTS ON FORM 8-K:

                    On June 2, 1994, the Company filed a Current Report on Form 8-K, dated June 2, 1994, describing under Item 5 the settlement of the Pacific Lumber merger litigation
(see "-- Pacific Lumber Merger Litigation" under Part
II, Item 1 of this Report for a description of such settlement).

                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the chief financial officer of the Registrant.


                                       MAXXAM GROUP INC.




Date: August 10, 1994         By:        JOHN T. LA DUC
                                         John T. La Duc
                               Vice President and Chief Financial
                                            Officer