Form 10-Q
period 1994-09-30
MAXXAM GROUP INC /DE/
filed 1994-11-14
CIK 764542

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              ---------------



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                       Commission File Number 1-8857


                             MAXXAM GROUP INC.
           (Exact name of Registrant as specified in its charter)



           DELAWARE                          13-1310680
 (State or other jurisdiction             (I.R.S. Employer
      of incorporation or              Identification Number)
         organization)


                        5847 SAN FELIPE, SUITE 2600
                               HOUSTON, TEXAS
                  (Address of Principal Executive Offices)

                                   77057
                                 (Zip Code)


     Registrant's telephone number, including area code: (713) 975-7600



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes  / x /  No /   /


   Number of shares of common stock outstanding at November 1, 1994: 100


Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                             MAXXAM GROUP INC.

                                   INDEX


                                                                       PAGE

PART I. - FINANCIAL INFORMATION

     Item 1. Financial Statements
          Consolidated Balance Sheet at September 30, 1994 and
          December 31, 1993 . . . . . . . . . . . . . . . . . . . . .     3
          Consolidated Statement of Operations for the three and nine
          months ended September 30, 1994 and 1993  . . . . . . . . .     4
          Consolidated Statement of Cash Flows for the nine months
          ended September 30, 1994 and 1993 . . . . . . . . . . . . .     5
          Condensed Notes to Consolidated Financial Statements  . . .     6
     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . .     9

PART II. - OTHER INFORMATION

     Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . .    13
     Item 5. Other Information  . . . . . . . . . . . . . . . . . . .    14
     Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . .    14
     Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .   S-1

                         CONSOLIDATED BALANCE SHEET

                                                  September 30,   December 31,
                                                       1994           1993
                                                  -------------   ------------
                                                   (Unaudited)
                                                    (In thousands of dollars)
                     ASSETS

Current assets:
     Cash and cash equivalents  . . . . . . . .   $     17,499    $     39,001
     Marketable securities  . . . . . . . . . .         23,571          17,775
     Receivables:
          Trade . . . . . . . . . . . . . . . .         10,877          15,910
          Other . . . . . . . . . . . . . . . .          7,142           4,212
     Inventories  . . . . . . . . . . . . . . .         79,972          73,413
     Prepaid expenses and other current assets           3,276           3,189
                                                  ------------    ------------
          Total current assets  . . . . . . . .        142,337         153,500
Timber and timberlands, net of depletion of
     $184,897 and $171,007 at September 30, 1994
     and December 31, 1993, respectively  . . .        353,811         365,511
Property, plant and equipment, net of
     accumulated depreciation of $56,314
     and $50,090 at September 30, 1994 and
     December 31, 1993, respectively  . . . . .        104,609         102,780
Deferred financing costs, net . . . . . . . . .         30,797          32,725
Deferred income taxes . . . . . . . . . . . . .         61,927          58,371
Restricted cash . . . . . . . . . . . . . . . .         32,710          33,562
Other assets  . . . . . . . . . . . . . . . . .          6,382           9,572
                                                  ------------    ------------
                                                  $    732,573    $    756,021
                                                  ============    ============

      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Accounts payable . . . . . . . . . . . .     $      4,570    $      2,871
     Accrued interest . . . . . . . . . . . . .          9,564          26,216
     Accrued compensation and related benefits          12,258           7,782
     Deferred income taxes  . . . . . . . . . .         14,132          14,132
     Other accrued liabilities  . . . . . . . .          4,679           4,543
     Long-term debt, current maturities . . . .         16,670          16,093
                                                  ------------    ------------
          Total current liabilities . . . . . .         61,873          71,637
Long-term debt, less current maturities . . . .        766,418         772,310
Other noncurrent liabilities  . . . . . . . . .         22,826          28,125
                                                  ------------    ------------
          Total liabilities . . . . . . . . . .        851,117         872,072
                                                  ------------    ------------

Contingencies

Stockholder's deficit:
     Common stock, $.08-1/3 par value; 1,000
          shares authorized; 100 shares issued               -               -
     Additional capital . . . . . . . . . . . .         81,287          81,287
     Accumulated deficit  . . . . . . . . . . .       (199,831)       (197,338)
                                                  ------------    ------------
          Total stockholder's deficit . . . . .       (118,544)       (116,051)
                                                  ------------    ------------
                                                  $    732,573    $    756,021
                                                  ============    ============

/TABLE

                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)


                                                   Three Months Ended        Nine Months Ended
                                                     September 30,             September 30,
                                                ----------------------    -----------------------
                                                   1994         1993         1994         1993
                                                ---------    ---------    ----------   ----------
                                                            (In thousands of dollars)
Net sales:
     Lumber and logs  . . . . . . . . . . .     $  54,313    $  53,963    $ 164,198    $ 156,701
     Other  . . . . . . . . . . . . . . . .         6,386        4,840       16,190       12,846
                                                ---------    ---------    ---------    ---------
                                                   60,699       58,803      180,388      169,547
                                                ---------    ---------    ---------    ---------

Operating expenses:
     Costs of goods sold (exclusive of
          depletion and depreciation) . . .        31,624       36,410       95,815       94,337
     Depletion and depreciation . . . . . .         6,079        6,352       17,394       19,194
     Selling, general and administrative  .         3,634        6,856       11,967       15,601
                                                ---------    ---------    ---------    ---------
                                                   41,337       49,618      125,176      129,132
                                                ---------    ---------    ---------    ---------

Operating income  . . . . . . . . . . . . .        19,362        9,185       55,212       40,415
Other income (expense):
     Investment, interest and other income          2,277        2,053       11,914        6,651
     Interest expense . . . . . . . . . . .       (19,421)     (19,671)     (57,741)     (60,849)
                                                ---------    ---------    ---------    ---------
Income (loss) from continuing operations
     before income taxes, extraordinary
     items and cumulative effect of changes
     in accounting principles . . . . . . .         2,218       (8,433)       9,385      (13,783)
Credit in lieu of income taxes  . . . . . .         6,045        3,013        2,988        2,629
                                                ---------    ---------    ---------    ---------
Income (loss) from continuing operations
     before extraordinary items and
     cumulative effect of changes in
     accounting principles  . . . . . . . .         8,263       (5,420)      12,373      (11,154)
Loss from net assets transferred to MAXXAM,
     net of minority interests and related
     income taxes . . . . . . . . . . . . .             -      (11,700)           -     (512,970)
                                                ---------    ---------    ---------    ---------
Income (loss) before extraordinary items and
     cumulative effect of changes in
     accounting principles  . . . . . .             8,263      (17,120)      12,373     (524,124)
Extraordinary items:
     Loss on litigation settlement, net of
          related credit in lieu of income
          taxes of $6,312 . . . . . . . . .             -            -      (14,866)           -
     Loss on early extinguishment of debt,
          net of related credit in lieu of
          income taxes of $3,290 and $8,856,
          respectively  . . . . . . . . . .             -       (6,387)           -      (17,189)
Cumulative effect of changes in accounting
     principles:
     Postretirement benefits other than
          pensions, net of related credit in
          lieu of income taxes of $1,566  .             -            -            -       (2,348)
     Accounting for income taxes  . . . . .             -            -            -       14,916
                                                ---------    ---------    ---------    ---------
Net income (loss) . . . . . . . . . . . . .     $   8,263    $ (23,507)   $  (2,493)   $(528,745)
                                                =========    =========    =========    =========


                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)


                                                                 Nine Months Ended
                                                                   September 30,
                                                             -------------------------
                                                                 1994          1993
                                                             -----------   -----------
                                                             (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss . . . . . . . . . . . . . . . . . . . . . .    $   (2,493)   $ (528,745)
     Adjustments to reconcile net loss to net cash
          provided by (used for) operating activities:
          Depletion and depreciation  . . . . . . . . . .        17,394        19,194
          Amortization of deferred financing costs and
             discounts on long-term debt  . . . . . . . .         9,013         4,284
          Net gains on marketable securities  . . . . . .        (1,455)       (4,151)
          Loss from net assets transferred to MAXXAM, net             -       512,970
          Extraordinary loss on early extinguishment of
             debt, net  . . . . . . . . . . . . . . . . .             -        17,189
          Incurrence of financing costs . . . . . . . . .             -       (34,093)
          Cumulative effect of changes in accounting
             principles, net  . . . . . . . . . . . . . .             -       (12,568)
          Decrease in receivables . . . . . . . . . . . .         4,926        12,639
          Increase in accounts payable  . . . . . . . . .         1,699         6,272
          Decrease in accrued interest  . . . . . . . . .       (16,652)      (23,778)
          Increase in inventories, net of depletion . . .        (3,443)      (12,552)
          Increase (decrease) in other liabilities  . . .        (2,605)        2,275
          Increase in accrued and deferred income taxes .        (2,252)       (4,070)
          Other . . . . . . . . . . . . . . . . . . . . .           855          (265)
                                                             ----------    ----------
             Net cash provided by (used for) operating
               activities . . . . . . . . . . . . . . .           4,987       (45,399)
                                                             ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures . . . . . . . . . . . . . . . .       (10,020)       (8,883)
     Net purchases of marketable securities . . . . . . .        (4,228)         (935)
     Increase in net assets transferred to MAXXAM . . . .             -       (11,770)
                                                             ----------    ----------
             Net cash used for investing activities . . .       (14,248)      (21,588)
                                                             ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Restricted cash released . . . . . . . . . . . . . .           852         1,025
     Net borrowings under revolving credit agreements . .           100         4,600
     Redemptions, repurchase of and principal payments on
          long-term debt  . . . . . . . . . . . . . . . .       (13,193)     (716,490)
     Proceeds from issuance of long-term debt . . . . . .             -       790,000
     Restricted cash deposits . . . . . . . . . . . . . .             -       (35,000)
     Dividends paid . . . . . . . . . . . . . . . . . . .             -       (20,000)
                                                             ----------    ----------
             Net cash provided by (used for) financing
               activities . . . . . . . . . . . . . . .         (12,241)       24,135
                                                             ----------    ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . .       (21,502)      (42,852)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD  . . . .        39,001        54,254
                                                             ----------    ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . .    $   17,499    $   11,402
                                                             ==========    ==========

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES:
     Net margin borrowings for marketable securities  .     $      614    $    2,508
     Timber and timberlands acquired subject to loan from
          seller  . . . . . . . . . . . . . . . . . . . .          910             -
     Net assets transferred to MAXXAM . . . . . . . . . .            -        33,975
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest . . . . .   $   65,380    $   80,343
     Income taxes paid  . . . . . . . . . . . . . . . . .        1,120            46
     Tax allocation payments to MAXXAM  . . . . . . . . .          397         1,722


            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF DOLLARS)


1.   GENERAL

          The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by MAXXAM Group Inc. with the Securities and Exchange Commission for the fiscal year ended December 31, 1993 (the "Form 10-K"). All references to the "Company" include MAXXAM Group Inc. and its subsidiary companies unless otherwise indicated or the context indicates otherwise. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.
          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1994, the consolidated results of operations for the three and nine months ended September 30, 1994 and 1993 and consolidated cash flows for the nine months ended September 30, 1994 and 1993. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").

2.   CASH AND CASH EQUIVALENTS

          At September 30, 1994 and December 31, 1993, cash and cash equivalents includes $8,872 and $20,280, respectively, which is reserved for debt service payments on the 7.95% Timber Collateralized Notes due 2015.

3.   INVENTORIES

Inventories consist of the following:

                                                September 30,    December 31,
                                                    1994             1993
                                               --------------   --------------
Lumber  . . . . . . . . . . . . . . . . . . .  $      57,829    $      52,354
Logs  . . . . . . . . . . . . . . . . . . . .         22,143           21,059
                                               -------------    -------------
                                               $      79,972    $      73,413
                                               =============    =============


4.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                          September 30,   December 31,
                                                              1994            1993
                                                         --------------   ------------
7.95% Timber Collateralized Notes due July 20, 2015 .    $     363,811    $    376,953
11-1/4% Senior Secured Notes due August 1, 2003 . . .          100,000         100,000
12-1/4% Senior Secured Discount Notes due August 1,
     2003, net of discount. . . . . . . . . . . . . .           80,367          73,499
10-1/2% Senior Notes due March 1, 2003  . . . . . . .          235,000         235,000
Other . . . . . . . . . . . . . . . . . . . . . . . .            3,910           2,951
                                                         -------------    ------------
                                                               783,088         788,403
Less: current maturities  . . . . . . . . . . . . . .          (16,670)        (16,093)
                                                         -------------    ------------
                                                         $     766,418    $    772,310
                                                         =============    ============

/TABLE

5.   INVESTMENT, INTEREST AND OTHER INCOME

          In February 1994, The Pacific Lumber Company ("Pacific Lumber," a wholly owned subsidiary of the Company) received a franchise tax refund of $7,243, the substantial portion of which represents interest, from the State of California relating to tax years 1972 through 1985. This amount is included in investment, interest and other income for the nine months ended September 30, 1994.

6.   CREDIT IN LIEU OF INCOME TAXES

          The credit in lieu of income taxes for the third quarter of 1994 includes a credit relating to reserves the Company no longer believes are necessary. The credit in lieu of income taxes for the third quarter of 1993 includes a credit resulting from an increase in the federal statutory income tax rate from 34% to 35%.

7.   LOSS FROM NET ASSETS TRANSFERRED TO MAXXAM

The loss from net assets transferred to MAXXAM was as follows:

                                                               Three            Nine
                                                               Months          Months
                                                               Ended           Ended
                                                           September 30,   September 30,
                                                                1993            1993
                                                           -------------   -------------
Net sales:
     Aluminum operations  . . . . . . . . . . . . . . .    $    142,160    $   1,016,966
     Real estate and other  . . . . . . . . . . . . . .           5,379           19,654
                                                           ------------    -------------
                                                                147,539        1,036,620
                                                           ------------    -------------

Costs and expenses:
     Aluminum operations  . . . . . . . . . . . . . . .         156,913        1,091,353
     Real estate and other  . . . . . . . . . . . . . .           8,206           28,132
                                                           ------------    -------------
                                                                165,119        1,119,485
                                                           ------------    -------------

Loss before income taxes, minority interests,
     extraordinary item and cumulative effect of
     changes in accounting principles . . . . . . . . .        (17,580)         (82,865)
Income taxes  . . . . . . . . . . . . . . . . . . . . .          5,905           31,050
Minority interests  . . . . . . . . . . . . . . . . . .            (25)           3,641
                                                           ------------    -------------
Loss before extraordinary item and cumulative effect of
     changes in accounting principles . . . . . . . . .        (11,700)         (48,174)
Extraordinary item:
     Loss on redemption of debt, net of related
          benefits for income taxes and minority
          interests of $11,249 and $2,791, respectively              -          (19,045)
Cumulative effect of changes in accounting principles:
     Postretirement and postemployment benefits, net of
          related benefits for income taxes and
          minority interests of $237,682 and $64,554,
          respectively  . . . . . . . . . . . . . . . .              -         (440,519)
     Accounting for income taxes  . . . . . . . . . . .              -           (5,232)
                                                           ------------    -------------
Loss from net assets transferred to MAXXAM  . . . . . .    $    (11,700)   $    (512,970)
                                                           ============    =============

/TABLE

8.   LOSS ON LITIGATION SETTLEMENT AND CONTINGENCIES

          On May 17, 1994, MAXXAM and Pacific Lumber announced that an agreement in principle had been reached to settle class and related individual claims brought by former stockholders of Pacific Lumber against MAXXAM, the Company, Pacific Lumber, former directors of Pacific Lumber and others concerning the Company's acquisition of Pacific Lumber. Of the pending approximately $52,000 settlement, approximately $33,000 was paid by insurance carriers of MAXXAM and Pacific Lumber, approximately $14,800 was paid by Pacific Lumber and the balance was paid by other defendants and through the assignment of certain claims. The settlement is subject to certain contingencies, including a fairness hearing which is scheduled to be held on November 17, 1994. The above described cash payments are being held in the registry of the court pending satisfaction of these contingencies. In the second quarter of 1994, the Company recorded an extraordinary loss of $14,866 related to the settlement and associated costs, net of benefits for federal and state income taxes of $6,312.

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

RESULTS OF OPERATIONS

          The Company's business is highly seasonal in that the Company has historically experienced lower first and fourth quarter sales due largely to the general decline in construction related activity during the winter months. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and nine months ended September 30, 1994 and 1993. The information presented in the table is in millions of dollars except shipments and prices.


                                                Three Months Ended        Nine Months Ended
                                                  September 30,             September 30,
                                             -----------------------   -----------------------
                                                1994         1993         1994         1993
                                             ----------   ----------   ----------   ----------
Shipments:
     Lumber(1):
          Redwood upper grades  . . . . .          12.5        17.0         38.2         49.8
          Redwood common grades . . . . .          55.8        42.8        160.9        136.7
          Douglas-fir upper grades  . . .           1.7         2.3          6.1          8.5
          Douglas-fir common grades . . .          16.0         8.1         47.9         35.6
                                             ----------   ---------    ---------    ---------
             Total lumber . . . . . . . .          86.0        70.2        253.1        230.6
                                             ==========   =========    =========    =========
     Logs(2)  . . . . . . . . . . . . . .           1.6         8.0         12.0          8.9
                                             ==========   =========    =========    =========
     Wood chips(3)  . . . . . . . . . . .          57.0        40.0        152.2        111.2
                                             ==========   =========    =========    =========
Average sales price:
     Lumber(4):
          Redwood upper grades  . . . . .    $    1,434   $   1,328    $   1,436    $   1,272
          Redwood common grades . . . . .           472         472          460          475
          Douglas-fir upper grades  . . .         1,431       1,248        1,402        1,189
          Douglas-fir common grades . . .           429         457          439          439
     Logs(4)  . . . . . . . . . . . . . .           515         700          638          701
     Wood chips(5)  . . . . . . . . . . .            85          84           82           81

Net sales:
     Lumber, net of discount  . . . . . .    $     53.5   $    48.3    $   156.6    $   150.5
     Logs . . . . . . . . . . . . . . . .            .8         5.6          7.6          6.2
     Wood chips . . . . . . . . . . . . .           4.8         3.4         12.5          9.0
     Cogeneration power . . . . . . . . .           1.2         1.2          2.7          2.9
     Other  . . . . . . . . . . . . . . .            .4          .3          1.0           .9
                                             ----------   ---------    ---------    ---------
             Total net sales  . . . . . .    $     60.7   $    58.8    $   180.4    $   169.5
                                             ==========   =========    =========    =========
Operating income  . . . . . . . . . . . .    $     19.4   $     9.2    $    55.2    $    40.4
                                             ==========   =========    =========    =========
Income (loss) from continuing operations
     before income taxes, extraordinary
     items and cumulative effect of
     changes in accounting principles . .    $      2.2   $    (8.4)   $     9.4    $   (13.8)
                                             ==========   =========    =========    =========
Loss from net assets transferred to
     MAXXAM, net of minority interests
     and related income taxes . . . . . .    $        -   $   (11.7)   $       -    $  (513.0)
                                             ==========   =========    =========    =========
Net income (loss) . . . . . . . . . . . .    $      8.3   $   (23.5)   $    (2.5)   $  (528.7)
                                             ==========   =========    =========    =========
Capital expenditures  . . . . . . . . . .    $      3.5   $     2.3    $    10.0    $     8.9
                                             ==========   =========    =========    =========



(1)  Lumber shipments are expressed in millions of board feet.
(2)  Log shipments are expressed in millions of board feet, net Scribner scale.
(3)  Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(4)  Dollars per thousand board feet.
(5)  Dollars per bone dry unit.



          Shipments
          Lumber shipments for the third quarter of 1994 were 86.0 million board feet, an increase of 23% from 70.2 million board feet for the third quarter of 1993. This increase was principally due to a 30% increase in redwood common lumber shipments and a 98% increase in shipments of common grade Douglas-fir lumber, partially offset by a 26% decrease in shipments of upper grade redwood lumber. Log shipments for the third quarter of 1994 were 1.6 million feet (net Scribner scale), a decrease from 8.0 million feet for the third quarter of 1993.

          Lumber shipments for the nine months ended September 30, 1994 were 253.1 million board feet, an increase of 10% from 230.6 million board feet for the nine months ended September 30, 1993. This increase was principally due to an 18% increase in redwood common lumber shipments and a 35% increase in shipments of common grade Douglas-fir lumber, partially offset by a 23% decrease in shipments of upper grade redwood lumber. Log shipments for the nine months ended September 30, 1994 were 12.0 million feet (net Scribner scale), an increase from 8.9 million feet for the nine months ended September 30, 1993.

          Old growth trees constitute Pacific Lumber's principal source of upper grade redwood lumber. Due to the severe restrictions on Pacific Lumber's ability to harvest virgin old growth timber on its property (see "Trends" under Item 7 of the Form 10-K), Pacific Lumber's supply of upper grade lumber has decreased in some premium product categories. Pacific Lumber has been able to lessen the impact of these decreases by augmenting its production facilities to increase its recovery of upper grade lumber from smaller diameter logs and increasing the production of manufactured upper grade lumber products through its end and edge glue facility (which was recently expanded). However, unless Pacific Lumber is able to sustain the harvest level of old growth trees it has experienced in recent years, Pacific Lumber expects that its supply of premium upper grade lumber products will decrease from current levels and that its manufactured lumber products will constitute a higher percentage of its shipments of upper grade lumber products.

          Net sales
          Revenues from net sales of lumber and logs for the third quarter of 1994 increased by approximately 1% from the third quarter of 1993. This increase was principally due to increased shipments of redwood common lumber, increased shipments of common grade Douglas-fir lumber and an 8% increase in the average realized price of upper grade redwood lumber, partially offset by decreased shipments of upper grade redwood lumber and decreased log shipments. The increase in other sales for the third quarter of 1994 as compared to the third quarter of 1993 was attributable to increased sales of wood chips.

          Revenues from net sales of lumber and logs for the nine months ended September 30, 1994 increased by approximately 5% from the nine months ended September 30, 1993. This increase was principally due to increased shipments of redwood common lumber, a 13% increase in the average realized price of upper grade redwood lumber, increased shipments of common grade Douglas-fir lumber, increased log shipments and an 18% increase in the average realized price of upper grade Douglas-fir lumber, partially offset by decreased shipments of upper grade redwood lumber and a 3% decrease in the average realized price of redwood common lumber. The increase in other sales for the nine months ended September 30, 1994 as compared to the nine months ended September 30, 1993 was attributable to increased sales of wood chips.

          Operating income
          Operating income for the third quarter of 1994 increased by approximately 111% as compared to the third quarter of 1993. Operating income for the nine months ended September 30, 1994 increased by approximately 37% as compared to the nine months ended September 30, 1993. These increases were principally due to higher sales of lumber and wood chips, lower purchases of lumber and logs from third parties, improved sawmill productivity and reduced overhead costs in 1994 compared to 1993. For the nine months ended September 30, 1993, cost of goods sold was reduced by $1.2 million for an additional business interruption insurance claim as a result of the April 1992 earthquake.

          Pacific Lumber's cost of producing lumber products has continued to increase as a result of compliance with evolving environmental regulations, litigation associated with its timber harvesting plans and greater costs attributable to processing larger numbers of smaller diameter logs and producing manufactured products.

          Income (loss) from continuing operations before income taxes, extraordinary items and cumulative effect of changes in accounting principles
          Income from continuing operations before income taxes, extraordinary items and cumulative effect of changes in accounting principles increased for the third quarter of 1994 and the nine months ended September 30, 1994 as compared to the same periods in 1993. These increases resulted from the increases in operating income, higher investment, interest and other income and decreased interest expense. Investment, interest and other income for the nine months ended September 30, 1994 includes the receipt of a franchise tax refund of $7.2 million (as described in Note 5 to the Condensed Notes to Consolidated Financial Statements). Interest expense decreased due to lower interest rates resulting from the refinancing of the Company's long-term debt in March and August of 1993.

          Extraordinary item - loss on litigation settlement
          The litigation settlement in the second quarter of 1994 (as described in Note 8 to the Condensed Notes to Consolidated Financial Statements) resulted in an extraordinary loss of $14.9 million, net of related income taxes of $6.3 million. The extraordinary loss consists of Pacific Lumber's $14.8 million cash payment to the settlement fund, a $2.0 million accrual for additional contingent claims and $4.4 million of related legal fees. See also "Pacific Lumber Merger Litigation" under Part II, Item 1 of this Report.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          As of September 30, 1994, the Company had consolidated long-term debt of $733.7 million (net of current maturities and restricted cash deposited in the Liquidity Account) as compared to $738.7 million at December 31, 1993. The decrease in long-term debt was primarily due to principal payments on the Timber Notes.

          The Company conducts its operations through its principal operating subsidiaries, Pacific Lumber and Britt Lumber Co., Inc. ("Britt"). The indentures governing the Pacific Lumber Senior Notes and the Timber Notes and Pacific Lumber's Revolving Credit Agreement contain various covenants which, among other things, limit the payment of dividends and restrict transactions between Pacific Lumber and its affiliates. As of September 30, 1994, under the most restrictive of these covenants, approximately $15.7 million of dividends could be paid by Pacific Lumber. In May 1994, the Revolving Credit Agreement was amended to extend its maturity date to May 31, 1997 and modify the dividend restriction existing at December 31, 1993. On February 24, 1994, Pacific Lumber paid dividends of $5.7 million which represented the entire amount permitted at December 31, 1993. Pacific Lumber paid an additional $12.3 million of dividends in June 1994 as a result of the amendment to the Revolving Credit Agreement and Pacific Lumber's operating results for the four months ended April 30, 1994.

          The indenture governing the MGI Notes contains various covenants which, among other things, limit the payment of dividends and restrict transactions between the Company and its affiliates. As of September 30, 1994, under the most restrictive of these covenants, the amount of dividends which could be paid by the Company was not significant.

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

                             MAXXAM GROUP INC.

                         PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K and Part II, Item 1 of the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1994 and June 30, 1994 (the "Forms 10-Q") for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings. Any capitalized or italicized terms used but not defined in this Item have the same meaning given to them in the Form 10-K and the Forms 10-Q.

PACIFIC LUMBER MERGER LITIGATION

          With respect to the In re Ivan F. Boesky multidistrict securities litigation matter, on September 28, 1994, the judge signed the preliminary approval of the settlement agreement, which, among other things, established October 28, 1994 as the postmark deadline for requests for exclusion from the settlement (none has been received), established November 4, 1994 as the deadline for filing any objections to the settlement (none has been filed), established November 17, 1994 as the date for the fairness hearing and established December 23, 1994 as the postmark deadline for proofs of claim. Prior to preliminary approval of the settlement agreement, certain changes were made from the agreement in principle described in the Form 10-Q for the quarterly period ended June 30, 1994 (the "Second Quarter Form 10-Q"). The settlement agreement, as then executed, does not purport to cover certain claims brought in the Thompson State action by non-shareholders of Pacific Lumber or shareholders acting in capacities other than as shareholders involving environmental or other Pacific Lumber non-shareholder corporate issues.

          With respect to the DOL civil action, at the September 2, 1994 status conference, at defendants' request, the judge instructed the parties to attend a settlement conference before a federal magistrate, which has been scheduled for November 14, 1994, and scheduled the next status conference for December 16, 1994.

          With respect to the Miller action, the defendants and plaintiff in the DOL civil action have invited the Miller plaintiffs to attend the settlement conference referenced above. Additionally, on October 3, 1994, the U.S. House of Representatives approved a bill amending ERISA, which had been previously passed by the U.S. Senate on October 28, 1993, intended, in part, to overturn the U.S. District Court's dismissal of the Miller action and to make available certain remedies not previously provided under ERISA. On October 22, 1994, the President signed this legislation (the Pension Annuitants' Protection Act of 1994). As a result of the passage of this legislation, the Miller plaintiffs have asked the U.S. Ninth Circuit Court of Appeal to vacate the U.S. District Court judgment dismissing their case and to remand the case to the U.S. District Court; defendants have opposed this request. It is uncertain what effect, if any, this legislation will have on the pending appeal or the final disposition of this case.

PACIFIC LUMBER ENVIRONMENTAL LITIGATION

          With respect to the Marbled Murrelet, et al. v. Bruce Babbitt, et al. (No. C93-1400) action, a trial was held in U.S. District Court commencing August 15, 1994 and concluding September 8, 1994. Pacific Lumber is awaiting a decision.

          With respect to the EPIC v. California Department of Forestry, et al. (No. 94CP0317) action, on October 4, 1994, the Court denied the TRO, dismissed the case on its merits and awarded the Pacific Lumber defendants their costs.

          With respect to the EPIC v. California Department of Forestry, et al. (No. 94DR0198) action, on August 10, 1994, plaintiff requested that the Court dismiss this case with prejudice and the Court subsequently did so.

ITEM 5.   OTHER INFORMATION

          In Part I, Item 1, "Business--Regulatory and Environmental Factors" of the Form 10-K and Part II, Item 5, "Other Information" of the Second Quarter Form 10-Q, a bill is described which relates to acquisition of certain of Pacific Lumber's timberlands. The bill, substantially amended to protect Pacific Lumber's private property rights, was passed by the U.S. House of Representatives in September 1994. However, the U.S. Senate recessed without acting upon a similar bill and agreed to limit its business, upon reconvening after the November election, to a single unrelated subject. It therefore appears unlikely that this legislation will move forward in this session of the U.S. Congress.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A. EXHIBITS:

               *27      Financial Data Schedule

               ------------------

               * Included with this filing.

          B. REPORTS ON FORM 8-K:

               None.

                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the chief financial officer of the Registrant.


                                       MAXXAM GROUP INC.




Date: November 14, 1994      By:       JOHN T. LA DUC
                                 -------------------------------
                                        John T. La Duc
                                      Vice President and
                                    Chief Financial Officer