Form 10-K405
MAXXAM GROUP INC /DE/
filed 1995-03-24
CIK 764542

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994   Commission File Number 1-8857


                             MAXXAM GROUP INC.
           (Exact name of Registrant as Specified in its Charter)

          DELAWARE                             13-1310680
      (State or other                       (I.R.S. Employer
       jurisdiction                      Identification Number)
     of incorporation or
       organization)

5847 SAN FELIPE, SUITE 2600                      77057
       HOUSTON, TEXAS                          (Zip Code)
   (Address of Principal
     Executive Offices)

     Registrant's telephone number, including area code: (713) 975-7600




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

    All of the Registrant's voting stock is held by an affiliate of the Registrant.

    Number of shares of Common Stock outstanding at March 15, 1995:  100

             REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION (J)(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                    DOCUMENTS INCORPORATED BY REFERENCE:

 The consolidated financial statements and notes thereto of Kaiser Aluminum
   Corporation and The Pacific Lumber Company are incorporated herein by reference under Part IV and included as Exhibits 99.1 and 99.2 hereto, respectively.

                                   PART I


ITEM 1.   BUSINESS

     GENERAL

          MAXXAM Group Inc. and its wholly owned subsidiaries are collectively referred to herein as the "Company" or "MGI" unless otherwise indicated or the context indicates otherwise. The Company is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM"). The Company engages almost exclusively in forest products operations through its wholly owned subsidiaries, The Pacific Lumber Company and its wholly owned subsidiaries (collectively referred to herein as "Pacific Lumber," unless the context indicates otherwise), and Britt Lumber Co., Inc. ("Britt"). Pacific Lumber, which has been in continuous operation for 125 years, engages in all principal aspects of the lumber industry--the growing and harvesting of redwood and Douglas-fir timber, the milling of logs into lumber products and the manufacturing of lumber into a variety of value-added finished products. Britt manufactures redwood and cedar fencing and decking products from small diameter logs, a substantial portion of which Britt acquires from Pacific Lumber (which cannot efficiently process them in its own mills).

     PACIFIC LUMBER OPERATIONS

          Timberlands
          Pacific Lumber owns and manages approximately 189,000 acres of commercial timberlands in Humboldt County in northern California. These timberlands contain approximately three-quarters redwood and one-quarter Douglas-fir timber. Pacific Lumber's acreage is virtually contiguous, is located in close proximity to its sawmills and contains an extensive (1,100 mile) network of roads. These factors significantly reduce harvesting costs and facilitate Pacific Lumber's forest management techniques. The extensive roads throughout Pacific Lumber's timberlands facilitate log hauling, serve as fire breaks and allow Pacific Lumber's foresters access to employ forest stewardship techniques which protect the trees from forest fires, erosion, insects and other damage.

          Approximately 179,000 acres of Pacific Lumber's timberlands are owned by Scotia Pacific Holding Company (the "SPHC Timberlands"), a special purpose Delaware corporation and wholly owned subsidiary of Pacific Lumber ("SPHC"). Pacific Lumber has the exclusive right to harvest (the "Pacific Lumber Harvest Rights") approximately 8,000 non-contiguous acres of the SPHC Timberlands consisting substantially of virgin old growth redwood and virgin old growth Douglas-fir timber located on numerous small parcels throughout the SPHC Timberlands. Substantially all of SPHC's assets, including the SPHC Timberlands and the GIS (defined below), are pledged as security for SPHC's 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes"). Pacific Lumber harvests and purchases from SPHC all or substantially all of the logs harvested from the SPHC Timberlands. See "-- Relationships With SPHC and Britt Lumber" for a description of this and other relationships among Pacific Lumber, SPHC and Britt.

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

          Pacific Lumber has engaged in extensive efforts, at relatively low cost, to supplement the natural regeneration of timber and increase the amount of timber on its timberlands. Regeneration of redwood timber generally is accomplished through the natural growth of redwood sprouts from the stump remaining after a redwood tree is harvested. Such new redwood sprouts grow quickly, thriving on existing mature root systems. In addition, Pacific Lumber supplements natural redwood generation by planting redwood seedlings. Douglas-fir timber grown on Pacific Lumber's timberlands is regenerated almost entirely by planting seedlings. During the 1993-94 planting season (December through March), Pacific Lumber planted approximately 554,000 redwood and Douglas-fir seedlings.

          Harvesting Practices
          The ability of Pacific Lumber to sell logs or lumber products will depend, in part, upon its ability to obtain regulatory approval of timber harvesting plans ("THPs"). THPs are required to be filed with the California Department of Forestry ("CDF") prior to the harvesting of timber and are designed to comply with existing environmental laws and regulations. The CDF's evaluation of proposed THPs incorporates review and analysis of such THPs provided by several California and federal agencies and public comments received with respect to such THPs. An approved THP is applicable to specific acreage and specifies the harvesting method and other conditions relating to the harvesting of the timber covered by such THP. The method of harvesting as set forth in a THP is chosen from among a number of accepted methods based upon suitability to the particular site conditions. Pacific Lumber maintains a detailed geographical information system covering its timberlands (the "GIS"). The GIS covers numerous aspects of Pacific Lumber's properties, including timber type, tree class, wildlife data, roads, rivers and streams. By carefully monitoring and updating this data base, Pacific Lumber's foresters are able to develop detailed THPs which are required to be filed with and approved by the CDF prior to the harvesting of timber. Pacific Lumber also utilizes a Global Positioning System ("GPS") which allows precise location of geographic features through satellite positioning. Use of the GPS greatly enhances the quality and efficiency of GIS data.

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

          See also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Trends."

          Production Facilities
          Pacific Lumber owns four highly mechanized sawmills and related facilities located in Scotia, Fortuna and Carlotta, California. The sawmills historically have been supplied almost entirely from timber harvested from Pacific Lumber's timberlands. Since 1986, Pacific Lumber has implemented numerous technological advances which have increased the operating efficiency of its production facilities and the recovery of finished products from its timber. Over the past three years, Pacific Lumber's annual lumber production has averaged approximately 259 million board feet, with approximately 286, 228 and 264 million board feet produced in 1994, 1993 and 1992, respectively. Pacific Lumber operates a finishing plant which processes rough lumber into a variety of finished products such as trim, fascia, siding and paneling. These finished products include the industry's largest variety of customized trim and fascia patterns. Pacific Lumber also enhances the value of some grades of common grade lumber by cutting out knot-free pieces and reassembling them into longer or wider pieces in Pacific Lumber's state-of-the-art end and edge glue plant. The result is a standard sized upper grade product which can be sold at a significant premium over common grade products.

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

          In addition, Pacific Lumber owns and operates a modern 25-megawatt cogeneration power plant which is fueled almost entirely by the wood residue from Pacific Lumber's milling and finishing operations. This power plant generates substantially all of the energy requirements of Scotia, California, the town adjacent to Pacific Lumber's timberlands owned by Pacific Lumber where several of its manufacturing facilities are located. Pacific Lumber sells surplus power to Pacific Gas and Electric Company. In 1994, the sale of surplus power to Pacific Gas and Electric Company accounted for approximately 2% of Pacific Lumber's total revenues.

          Products
          Lumber. Pacific Lumber primarily produces and markets lumber. In 1994, Pacific Lumber sold approximately 272 million board feet of lumber, which accounted for approximately 82% of Pacific Lumber's total revenues. Lumber products vary greatly by the species and quality of the timber from which it is produced. Lumber is sold not only by grade (such as "upper" grade versus "common" grade), but also by board size and the drying process associated with the lumber.

          Redwood lumber is Pacific Lumber's largest product category, constituting approximately 77% of Pacific Lumber's total lumber revenues and 63% of Pacific Lumber's total revenues in 1994. Redwood is commercially grown only along the northern coast of California and possesses certain unique characteristics which permit it to be sold at a premium to many other wood products. Such characteristics include its natural beauty, superior ability to retain paint and other finishes, dimensional stability and innate resistance to decay, insects and chemicals. Typical applications include exterior siding, trim and fascia for both residential and commercial construction, outdoor furniture, decks, planters, retaining walls and other specialty applications. Redwood also has a variety of industrial applications because of its chemical resistance and because it does not impart any taste or odor to liquids or solids.

          Upper grade redwood lumber, which is derived primarily from old growth trees and is characterized by an absence of knots and other defects and a very fine grain, is used primarily in more costly and distinctive
interior and exterior applications.   During 1994, upper grade redwood
lumber products accounted for approximately 17% of Pacific Lumber's total lumber production volume (on a net board foot basis), 41% of its total lumber revenues and 33% of its total revenues.

          Common grade redwood lumber, Pacific Lumber's largest volume product, has many of the same aesthetic and structural qualities of redwood uppers, but has some knots, sapwood and a coarser grain. Such lumber is commonly used for construction purposes, including outdoor structures such as decks, hot tubs and fencing. In 1994, common grade redwood lumber accounted for approximately 58% of Pacific Lumber's total lumber production volume (on a net board foot basis), 36% of its total lumber revenues and 29% of its total revenues.

          Douglas-fir lumber is used primarily for new construction and some decorative purposes and is widely recognized for its strength, hard surface and attractive appearance. Douglas-fir is grown commercially along the west coast of North America and in Chile and New Zealand. Upper grade Douglas-fir lumber is derived primarily from old growth Douglas-fir timber and is used principally in finished carpentry applications. In 1994, upper grade Douglas-fir lumber accounted for approximately 3% of Pacific Lumber's total lumber production volume (on a net board foot basis), 7% of its total lumber revenues and 5% of its total revenues. Common grade Douglas-fir lumber is used for a variety of general construction purposes and is largely interchangeable with common grades of other whitewood lumber. In 1994, common grade Douglas-fir lumber accounted for approximately 20% of Pacific Lumber's total lumber production volume, 13% of its total lumber revenues and 10% of its total revenues.

          Logs. Pacific Lumber currently sells certain logs that, due to their size or quality, cannot be efficiently processed by its mills into lumber. The purchasers of these logs are largely Britt, and surrounding mills which do not own sufficient timberlands to support their mill operations. In 1994, log sales accounted for approximately 9% of Pacific
Lumber's total revenues.   See "--Relationships With SPHC and Britt Lumber"
below. Except for the agreement with Britt described below, Pacific Lumber does not have any significant contractual relationships with any third parties relating to the purchase of logs. Pacific Lumber has historically not purchased significant quantities of logs from third parties; however, Pacific Lumber may from time to time purchase logs from third parties for processing in its mills or for resale to third parties if, in the opinion of management, economic factors are advantageous to Pacific Lumber. See also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Operating Income" for a description of 1993 log purchases by Pacific Lumber due to inclement weather conditions.

          Wood Chips. In 1990, Pacific Lumber installed a whole-log chipper to produce wood chips from hardwood trees which were previously left as waste. These chips primarily are sold to third parties for the production of facsimile and other specialty papers. In 1994, hardwood chips accounted for approximately 4% of Pacific Lumber's total revenues. Pacific Lumber also produces softwood chips from the wood residue and waste from its milling and finishing operations. These chips are sold to third parties for the production of wood pulp and paper products. In 1994, softwood chips accounted for approximately 4% of Pacific Lumber's total revenues.

          Backlog and Seasonality
          Pacific Lumber's backlog of sales orders at December 31, 1994 and 1993 was approximately $11.9 million and $16.0 million, respectively, the substantial portion of which was delivered in the first quarter of the succeeding fiscal year. Pacific Lumber has historically experienced lower first and fourth quarter sales due largely to the general decline in construction-related activity during the winter months. As a result, Pacific Lumber's results in any one quarter are not necessarily indicative of results to be expected for the full year.

          Marketing
          The housing, construction and remodeling markets are the primary markets for Pacific Lumber's lumber products. Pacific Lumber's policy is to maintain a wide distribution of its products both geographically and in terms of the number of customers. Pacific Lumber sells its lumber products throughout the country to a variety of accounts, the large majority of which are wholesalers, followed by retailers, industrial users, exporters and manufacturers. Upper grades of redwood and Douglas-fir lumber are sold throughout the entire United States, as well as to export markets. Common grades of redwood lumber are sold principally west of the Mississippi river, with California accounting for approximately 55% of these sales in 1994. Common grades of Douglas-fir lumber are sold primarily in California. In 1994, no single customer accounted for more than 4% of Pacific Lumber's total revenues. Exports of lumber accounted for approximately 4% of Pacific Lumber's total lumber revenues in 1994. Pacific Lumber markets its products through its own sales staff which focuses primarily on domestic sales.

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

          Employees
          As of March 1, 1995, Pacific Lumber had approximately 1,520 employees.

          Relationships With SPHC and Britt Lumber
          In March 1993, Pacific Lumber consummated its offering of $235 million of 10-1/2% Senior Notes due 2003 (the "Pacific Lumber Senior Notes") and SPHC consummated its offering of $385 million of Timber Notes. Upon the closing of such offerings, Pacific Lumber, SPHC and Britt entered into a variety of agreements. Pacific Lumber and SPHC entered into a Services Agreement (the "Services Agreement") and an Additional Services Agreement (the "Additional Services Agreement"). Pursuant to the Services Agreement, Pacific Lumber provides operational, management and related services with respect to the SPHC Timberlands containing timber of SPHC ("SPHC Timber") not performed by SPHC's own employees. Such services include the furnishing of all equipment, personnel and expertise not within the SPHC's possession and reasonably necessary for the operation and maintenance of the SPHC Timberlands containing the SPHC Timber. In particular, Pacific Lumber is required to regenerate SPHC Timber, prevent and control loss of the SPHC Timber by fires, maintain a system of roads throughout the SPHC Timberlands, take measures to control the spread of disease and insect infestation affecting the SPHC Timber and comply with environmental laws and regulations, including measures with respect to waterways, habitat, hatcheries and endangered species. Pacific Lumber also is required (to the extent necessary) to assist SPHC personnel in updating the GIS and to prepare and file, on SPHC's behalf, all pleadings and motions and otherwise diligently pursue appeals of any denial of any THP and related matters. As compensation for these and the other services to be provided by Pacific Lumber, SPHC pays a fee which is adjusted on January 1 of each year based on a specified government index relating to wood products. The fee was $114,000 per month in 1994 and is expected to be approximately $115,000 per month in 1995. Pursuant to the Additional Services Agreement, SPHC provides Pacific Lumber with a variety of services, including (a) assisting Pacific Lumber to operate, maintain and harvest its own timber properties, (b) updating and providing access to the GIS with respect to information concerning Pacific Lumber's own timber properties, and (c) assisting Pacific Lumber with its statutory and regulatory compliance. Pacific Lumber pays SPHC a fee for such services equal to the actual cost of providing such services, as determined in accordance with generally accepted accounting principles.

          Pacific Lumber and SPHC also entered into a Master Purchase Agreement (the "Master Purchase Agreement"). The Master Purchase Agreement governs all purchases of logs by the Company from SPHC. Each purchase of logs by Pacific Lumber from SPHC is made pursuant to a separate log purchase agreement (which incorporates the terms of the Master Purchase Agreement) for the SPHC Timber covered by an approved THP. Each log purchase agreement generally constitutes an exclusive agreement with respect to the timber covered thereby, subject to certain limited exceptions. The purchase price must be at least equal to the SBE Price (as defined below). The Master Purchase Agreement provides that if the purchase price equals or exceeds (i) the price for such species and category thereof set forth on the structuring schedule applicable to the Timber Notes, and (ii) the SBE Price, then such price shall be deemed to be the fair market value of such logs. The Master Purchase Agreement defines the "SBE Price," for any species and category of timber, as the stumpage price for such species and category as set forth in the most recent "Harvest Value Schedule" published by the California State Board of Equalization applicable to the timber sold during the period covered by such Harvest Value Schedule. Such Harvest Value Schedules are published for purposes of computing yield taxes and generally are released every six months. As Pacific Lumber purchases logs from SPHC pursuant to the Master Purchase Agreement, Pacific Lumber is responsible, at its own expense, for harvesting and removing the standing SPHC Timber covered by approved THPs and, thus, the purchase price is based upon "stumpage prices." Title to the harvested logs does not pass to Pacific Lumber until the logs are transported to Pacific Lumber's log decks and measured. Substantially all of SPHC's revenues are derived from the sale of logs to Pacific Lumber under the Master Purchase Agreement.

          Pacific Lumber, SPHC and Salmon Creek Corporation, a wholly owned subsidiary of Pacific Lumber ("Salmon Creek"), also entered into a Reciprocal Rights Agreement granting to each other certain reciprocal rights of egress and ingress through their respective properties in connection with the operation and maintenance of such properties and their respective businesses. In addition, Pacific Lumber entered into an Environmental Indemnification Agreement with SPHC pursuant to which Pacific Lumber agreed to indemnify SPHC from and against certain present and future liabilities arising with respect to hazardous materials, hazardous materials contamination or disposal sites, or under environmental laws with respect to the SPHC Timberlands.

          Pacific Lumber entered into an agreement with Britt (the "Britt Agreement") which governs the sale of logs by Pacific Lumber and Britt to each other, the sale of hog fuel (wood residue) by Britt to Pacific Lumber for use in Pacific Lumber's cogeneration plant, the sale of lumber by Pacific Lumber and Britt to each other, and the provision by Pacific Lumber of certain administrative services to Britt (including accounting, purchasing, data processing, safety and human resources services). The logs which Pacific Lumber sells to Britt and which are used in Britt's manufacturing operations are sold at approximately 75% of applicable SBE prices (to reflect the lower quality of these logs). Logs which either Pacific Lumber or Britt purchases from third parties and which are then sold to each other are transferred at the actual cost of such logs. Hog fuel is sold at applicable market prices, and administrative services are provided by Pacific Lumber based on Pacific Lumber's actual costs and an allocable share of Pacific Lumber's overhead expenses consistent with past practice.

     BRITT LUMBER OPERATIONS

          Business
          Britt is located in Arcata, California, approximately 45 miles north of Pacific Lumber's headquarters. Britt's primary business is the processing of small diameter redwood logs into wood fencing products for sale to retail and wholesale customers. Britt was incorporated in 1965 and operated as an independent manufacturer of fence products until July 1990, when it was purchased by a subsidiary of the Company. Britt purchases small diameter (6 to 14 inch) and short length (6 to 12 feet) redwood logs from Pacific Lumber and a variety of different diameter and different length logs from various timberland owners. Britt processes logs at its mill into a variety of different fencing products, including "dog-eared" 1" x 6" fence stock in six and eight foot lengths, 4" x 4" fence posts in 6 through 12 foot lengths, and other fencing products in 6 through 12 foot lengths. Britt's purchases of logs from third parties are generally consummated pursuant to short-term contracts of twelve months or less. See "--Pacific Lumber Operations--Relationships With SPHC and Britt Lumber" for a description of Britt's log purchases from Pacific Lumber.

          Marketing
          In 1994, Britt sold approximately 79 million board feet of lumber products to approximately 83 different customers. Over one-half of its sales were in northern California. The remainder of its 1994 sales were in southern California, Arizona, Colorado, Hawaii, Nevada, Oregon and Washington. The largest and top five of such customers accounted for approximately 35% and 81%, respectively, of such 1994 sales. Britt markets its products through its own sales person to a variety of customers, including distribution centers, industrial remanufacturers, wholesalers and retailers.

          Facilities and Employees
          Britt's manufacturing operations are conducted on 12 acres of land, 10 acres of which are leased on a long-term fixed-price basis from an unrelated third party. Fence production is conducted in a 46,000 square foot mill. An 18 acre log sorting and storage yard is located one quarter of a mile away. The mill was constructed in 1980, and capital expenditures to enhance its output and efficiency are made on a yearly basis. Britt's (single shift) mill capacity, assuming 40 production hours per week, is estimated at 40.3 million board feet of fencing products per year. As of March 1, 1995, Britt employed approximately 100 people.

          Competition
          Management estimates that Britt accounted for approximately one quarter of the redwood fence market in 1994 in competition with the northern California mills of Louisiana Pacific, Georgia Pacific and Eel River.

     REGULATORY AND ENVIRONMENTAL FACTORS

          Regulatory and environmental issues play a significant role in Pacific Lumber's forest products operations. Pacific Lumber's forest products operations are subject to a variety of California, and in some cases, federal laws and regulations dealing with timber harvesting, endangered species, and air and water quality. These laws include the California Forest Practice Act (the "Forest Practice Act"), which requires that timber harvesting operations be conducted in accordance with detailed requirements set forth in the Forest Practice Act and in the regulations promulgated thereunder by the California Board of Forestry (the "BOF"). The federal Endangered Species Act (the "ESA") and the California Endangered Species Act (the "CESA") provide in general for the protection and conservation of specifically listed fish, wildlife and plants which have been declared to be endangered or threatened. The California Environmental Quality Act ("CEQA") provides, in general, for protection of the environment of the state, including protection of air and water quality and of fish and wildlife. In addition, the California Water Quality Act requires, in part, that Pacific Lumber's operations be conducted so as to reasonably protect the water quality of nearby rivers and streams. For instance, in March and May 1994, the BOF approved additional rules providing for among other things, inclusion of additional information in THPs (concerning, among other things, timber generation systems, the presence or absence of fish, wildlife and plant systems, potentially impacted watersheds and compliance with long term sustained yield objectives) and modification of certain timber harvesting practices (including the creation of buffer zones between harvest areas and increases in the amount of timber required to be retained in a harvest area). See also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Trends" for a description of the sustained yield regulations. Pacific Lumber does not expect that compliance with such existing laws and regulations will have a material adverse effect on its timber harvesting practices or future operating results. There can be no assurance, however, that future legislation, governmental regulations or judicial or administrative decisions would not adversely affect Pacific Lumber.

          Various groups and individuals have filed objections with the CDF regarding the CDF's actions and rulings with respect to certain of Pacific Lumber's THPs, and the Company expects that such groups and individuals will continue to file objections to certain of Pacific Lumber's THPs. In addition, lawsuits are pending which seek to prevent Pacific Lumber from implementing certain of its approved THPs. These challenges have severely restricted Pacific Lumber's ability to harvest virgin old growth timber on its property during the past few years. To date, litigation with respect to Pacific Lumber's THPs relating to young growth and residual old growth timber has been limited; however, no assurance can be given as to the extent of such litigation in the future. See Item 3. "Legal Proceedings-- Timber Harvesting Litigation."

          In June 1990, the U.S. Fish and Wildlife Service (the "USFWS") designated the northern spotted owl as threatened under the ESA. The owl's range includes all of Pacific Lumber's timberlands. The ESA and its implementing regulations (and related California regulations) generally prohibit harvesting operations in which individual owls might be killed, displaced or injured or which result in significant habitat modification that could impair the survival of individual owls or the species as a whole. Since 1988, biologists have conducted inventory and habitat utilization studies of northern spotted owls on Pacific Lumber's timberlands. Pacific Lumber has developed and the USFWS has given its full concurrence to a comprehensive wildlife management plan for the northern spotted owl (the "Owl Plan"). By incorporating the Owl Plan into each THP filed with the CDF, Pacific Lumber is able to expedite the approval process with respect to its THPs. Both federal and state agencies continue to review and consider possible additional regulations regarding the northern spotted owl. It is uncertain if such additional regulations will become effective or their ultimate content.

          In March 1992, the marbled murrelet was approved for listing as endangered under the CESA. Pacific Lumber has incorporated, and will continue to incorporate as required, additional mitigation measures into its THPs to protect and maintain habitat for marbled murrelets on its timberlands. The California Department of Fish and Game (the "CDFG") requires Pacific Lumber to conduct pre-harvest marbled murrelet surveys and to provide certain other site specific mitigations in connection with its THPs covering virgin old growth timber and unusually dense stands of residual old growth timber. Such surveys can only be conducted during April to July, the murrelets' nesting and breeding season. Accordingly, such surveys are expected to delay the review and approval process with respect to certain of the THPs filed by Pacific Lumber. The results of such surveys could prevent Pacific Lumber from conducting certain of its harvesting operations. In October 1992, the USFWS issued its final rule listing the marbled murrelet as a threatened species under the ESA in the tri-state area of Washington, Oregon and California. In January 1994, the USFWS proposed designation of critical habitat for the marbled murrelet under the ESA. This proposal is subject to public comment, hearings and possible future modification. Both federal and state agencies continue to review and consider possible additional regulations regarding the marbled murrelet. It is uncertain if such additional regulations will become effective or their ultimate content.

          Pacific Lumber's wildlife biologist is conducting research concerning the marbled murrelet on Pacific Lumber's timberlands and is currently developing a comprehensive management plan for the marbled murrelet (the "Murrelet Plan") similar to the Owl Plan. Pacific Lumber is continuing to work with the USFWS and the other government agencies on the Murrelet Plan. It is uncertain when the Murrelet Plan will be completed.

          Laws and regulations dealing with Pacific Lumber's operations are subject to change and new laws and regulations are frequently introduced concerning the California timber industry. From time to time, bills are introduced in the California legislature and the U.S. Congress which relate to the business of Pacific Lumber, including the protection and acquisition of old growth and other timberlands, endangered species, environmental protection and the restriction, regulation and administration of timber harvesting practices. Because such bills are subject to amendment, it is premature to assess the ultimate content of these bills, the likelihood of any of the bills passing, or the impact of any of these bills on the financial position or results of operations of the Company. Furthermore, any bills which are passed are subject to executive veto and court challenge. In addition to existing and possible new or modified statutory enactments, regulatory requirements, administrative and legal actions, the California timber industry remains subject to potential California or local ballot initiatives and evolving federal and California case law which could affect timber harvesting practices. It is, however, impossible to assess the effect of such matters on the future operating results or consolidated financial position of the Company.

ITEM 2.   PROPERTIES

          A description of the Company's properties is included under Item 1 above.

ITEM 3.   LEGAL PROCEEDINGS

     MERGER LITIGATION

          As a result of the below-described settlement of the In Re Ivan
F. Boesky Multidistrict Securities Litigation (the "Boesky Settlement"), all material stockholder claims against the Company and other defendants have been resolved and have been dismissed or are in the process of being dismissed.

          During the mid-to-late 1980's, Pacific Lumber was named as defendant along with several other entities and individuals, including MAXXAM and MGI, in various class, derivative and other actions brought in the Superior Court of Humboldt County by former stockholders of Pacific Lumber relating to the cash tender offer (the "Tender Offer") for the shares of Pacific Lumber by a subsidiary of MGI and the subsequent merger (the "Merger"), as a result of which Pacific Lumber became a wholly owned subsidiary of MGI (the "Humboldt County Lawsuits"). As of the date the Court approved the Boesky Settlement, the Humboldt County Lawsuits which remained open were captioned: Fries, et al. v. Carpenter, et al. (No. 76328) ("Fries State"); Omicini, et al. v. The Pacific Lumber Company, et al. (No. 76974) ("Omicini"); Thompson, et al. v. Elam, et al. (No. 78467) ("Thompson State"); and Russ, et al. v. Milken, et al. (No. DR-85429) ("Russ"). The Humboldt County Lawsuits generally alleged, among other things, that in documents filed with the Securities and Exchange Commission (the "Commission"), the defendants made false statements concerning, among other things, the estimated value of Pacific Lumber's assets, financing for the Tender Offer and the Merger and minority stockholders' appraisal rights, and that the individual directors of Pacific Lumber breached certain fiduciary duties owed stockholders and other constituencies of Pacific Lumber. MGI and MAXXAM were alleged to have aided and abetted these violations and committed other wrongs. The Thompson State, Omicini and Fries State suits seek compensatory damages in excess of $1 billion, exemplary damages in excess of $750 million, rescission and other relief. The Russ suit did not specify the amount of damages sought.

          In 1988, two lawsuits similar to the Humboldt County Lawsuits were filed in the United States District Court, Central District of California-- Fries, et al. v. Hurwitz, et al. (No. 88-3493 RMT) ("Fries Federal") and Thompson, et al. v. MAXXAM Group Inc., et al. (No. 88-06274) ("Thompson Federal"). These actions sought damages and relief similar to that sought in the Humboldt County Lawsuits. In May 1989, the Thompson Federal and Fries Federal actions were consolidated in the In re Ivan F. Boesky Multidistrict Securities Litigation in the United States District Court, Southern District of New York (MDL No. 732 M 21-45-MP) ("Boesky"). An additional action filed in November 1989, entitled American Red Cross, et al. v. Hurwitz, et al. (No. 89 Civ

7722) ("American Red Cross"), was also consolidated with the Boesky action. The American Red Cross action contained allegations and sought damages and relief similar to that contained in the Humboldt County Lawsuits.

          At a fairness hearing held on November 17, 1994, the Court approved a settlement of, and dismissed with prejudice, the pending federal actions against the settling defendants. The actions dismissed with prejudice include specifically: In Re Ivan F. Boesky Multidistrict Securities Litigation; the Fries Federal action; the Thompson Federal action; and the American Red Cross, et al. v. Hurwitz, et al. action. The court's order also provides for the dismissal of all other shareholder claims against the defendants, including dismissal of the Fries State, Omicini, and Russ actions in their entirety, and all shareholder claims in the Thompson State action. Of the approximately $52 million settlement, approximately $33 million was paid by insurance carriers of the Company, MAXXAM, and Pacific Lumber, approximately $14.8 million was paid by Pacific Lumber and the balance was paid by other defendants and through the assignment of certain claims. Dismissals have already been entered or are in process with respect to all of the dismissed actions.

          In September 1989, seven past and present employees of Pacific Lumber brought an action against Pacific Lumber, MAXXAM, MGI, certain current and former directors and officers of Pacific Lumber, MAXXAM and MGI, and First Executive Life Insurance Company ("First Executive") (subsequently dismissed as a defendant) in the United States District Court, Northern District of California, entitled Kayes, et al. v. Pacific Lumber Company, et al. (No. C89-3500) ("Kayes"). Plaintiffs purport to be participants in or beneficiaries of Pacific Lumber's former Retirement Plan (the "Retirement Plan") for whom a group annuity contract was purchased from Executive Life Insurance Company ("Executive Life") in 1986 after termination of the Retirement Plan. The Kayes action alleges that the Pacific Lumber, MAXXAM and MGI defendants breached their ERISA fiduciary duties to participants and beneficiaries of the Retirement Plan by purchasing the group annuity contract from First Executive and selecting First Executive to administer the annuity payments. Plaintiffs seek, among other things, a new group annuity contract on behalf of the Retirement Plan participants and beneficiaries. This case was dismissed on April 14, 1993 and was refiled as Jack Miller, et al. v. Pacific Lumber Company, et al. (No. C-89-3500-SBA) ("Miller") on April 26, 1993; the Miller case was dismissed on May 14, 1993. These dismissals have been appealed. On October 3, 1994, the U.S. House of Representatives approved a bill amending ERISA, which had previously been passed by the U.S. Senate, and is intended, in part, to overturn the U.S. District Court's dismissal of the Miller action and to make available certain remedies not previously provided under ERISA. On October 22, 1994, the President signed this legislation (the Pension Annuitants' Protection Act of 1994). As a result of the passage of this legislation, the Miller plaintiffs have asked the U.S. Ninth Circuit Court of Appeals to vacate the U. S. District Court judgment dismissing their case and to remand the case to the U.S. District Court; defendants have opposed this request. It is uncertain what effect, if any, this legislation will have on the pending appeal or the final disposition of this case. The defendants and plaintiff in the DOL civil action have invited the Miller plaintiffs to participate in the court-supervised settlement discussions concerning the Miller and DOL civil actions.

          In June 1991, the U.S. Department of Labor filed a civil action entitled Lynn Martin, Secretary of the U.S. Department of Labor v. The Pacific Lumber Company, et al. (No. 91-1812-RHS) ("DOL civil action") in the United States District Court, Northern District of California, against Pacific Lumber, MAXXAM, MGI and certain of their current and former officers and directors. The allegations in the DOL civil action are substantially similar to that in the Kayes action. The DOL civil action has been stayed pending resolution of the Kayes and Miller appeals. Formal settlement negotiations continue to be overseen by the court in this matter.

          Management is of the opinion that the outcome of the foregoing litigation should not have a material adverse effect on the Company's consolidated financial position or results of operations.

     TIMBER HARVESTING LITIGATION

          Various actions, similar to each other, have been filed against Pacific Lumber, MAXXAM, MGI, various state officials and others, alleging, among other things, violations of the Forest Practice Act, the CEQA, ESA, CESA, and/or related regulations. These actions seek to prevent Pacific Lumber from harvesting certain of its THPs.

          The EPIC v. The California Department of Forestry, et al. (No. 90CP0341) action in Superior Court of Humboldt County, filed by the Environmental Protection Information Center ("EPIC") in May 1990, relates to a THP for approximately 378 acres of virgin old growth timber. A nearly identical action in Superior Court of Humboldt County, entitled Sierra Club
v. The California Department of Forestry, et al. (No. 90CP0405), was brought by the Sierra Club in June 1990. These actions were subsequently consolidated and after a trial on the merits, the Superior Court in June 1992 issued its judgment in favor of Pacific Lumber and affirming the BOF's approval of this THP. The trial court's decision was appealed by the Company; however, the Company has decided to withdraw the THP involved in the above-referenced litigation and moot the appeal.

          The EPIC, et al. v. California State Board of Forestry, et al. (No. 91CP244) action in the Superior Court of Humboldt County, filed by the Sierra Club and EPIC in 1991, relates to a THP for approximately 237 acres of virgin old growth timber ("THP 90-237"). After the Superior Court reversed the BOF's approval of this THP, certain modifications were made to the THP which was then unanimously approved by the BOF. The Superior Court later issued judgment in favor of Pacific Lumber. On appeal, the Court of Appeal in October 1993 affirmed the trial court's judgment approving THP 90-237. In April 1993, EPIC filed another action with respect to THP 90-237 entitled Marbled Murrelet, et al. v. Bruce Babbitt, Secretary, Department of Interior, et al. (No. C93-1400) in the U.S. District Court for the Northern District of California, alleging an unlawful "taking" of the marbled murrelet under the ESA. The Court dismissed the federal and state agency defendants and limited plaintiffs' claims against Pacific Lumber. In January 1994, plaintiffs appealed the dismissal of the state and federal defendants. Harvesting was stayed pending outcome of a trial which commenced in August 1994 and concluded in September 1994. On February 24, 1995, the judge ruled that THP 237 is occupied by the marbled murrelet and permanently enjoined implementation of THP 237 in order to protect the marbled murrelet.

          On March 10, 1995, the Sierra Club and EPIC filed an action entitled Sierra Club and EPIC v. The California Department of Forestry, Scotia Pacific Holding Co., et al. (No. 95 DR 0072) in Superior Court of Humboldt County. This action relates to an exemption for forest health which SPHC had previously filed covering SPHC timberlands. The plaintiffs allege, among other things, that the defendants have violated the CEQA, the CESA and the Forest Practice Act and seek, among other things, to stay all operations authorized by the exemption.

          The Company's management believes that the matters described above are unlikely to have a material adverse effect on the Company's consolidated financial position or results of operations. See Item 1. "Business--Regulatory and Environmental Factors" above for a general description of regulatory and similar matters which could affect Pacific Lumber's timber harvesting practices and future operating results.

     ZERO COUPON NOTE LITIGATION
          In April 1989, an action was filed against the Company, MAXXAM, MAXXAM Properties Inc. ("MPI," a wholly owned subsidiary of MGI) and certain of MAXXAM's directors in the Court of Chancery of the State of Delaware, entitled Progressive United Corporation v. MAXXAM Inc., et al., Civil Action No. 10785. Plaintiff purports to bring this action as a stockholder of MAXXAM derivatively on behalf of MAXXAM and MPI. In May 1989, a second action containing substantially similar allegations was filed in the Court of Chancery of the State of Delaware, entitled Wolf v. Hurwitz, et al. (No. 10846) and the two cases were consolidated (collectively, the "Zero Coupon Note" actions). The Zero Coupon Note actions relate to a Put and Call Agreement between MPI and Mr. Charles Hurwitz (Chairman of the Board of the Company, MAXXAM and MPI), as well as a predecessor agreement (the "Prior Agreement"). Among other things, the Put and Call Agreement provided that Mr. Hurwitz had the option (the "Call") to purchase from MPI certain notes (or the common stock of MAXXAM into which they were converted) for $10.3 million. In July 1989, Mr. Hurwitz exercised the Call and acquired 990,400 shares of MAXXAM's common stock. The Zero Coupon Note actions generally allege that in entering into the Prior Agreement Mr. Hurwitz usurped a corporate opportunity belonging to MAXXAM, that the Put and Call Agreement constituted an alleged waste of corporate assets of MAXXAM and MPI, and that the defendant directors breached their fiduciary duties in connection with these matters. Plaintiffs seek to have the Put and Call Agreement declared null and void, among other remedies.

     OTHER LITIGATION MATTERS

          The Company is involved in various other claims, lawsuits and other proceedings relating to a wide variety of matters. While uncertainties are inherent in the final outcome of such matters and it is presently impossible to determine the actual costs that ultimately may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position or results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

                                  PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

          The Company's common stock is held entirely by MAXXAM. Accordingly, the Company's common stock is not traded on any stock exchange and has no established public trading market. The Company declared and paid cash dividends on its common stock of $20.0 million in 1993. No dividends were declared or paid in 1994. As of December 31, 1994, approximately $4.9 million of dividends could be paid by the Company. See
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities" and Note 5 to the Consolidated Financial Statements appearing in Item 8.

          The 11-1/4% Senior Secured Notes due 2003 (the "MGI Senior Notes") and the 12-1/4% Senior Secured Discount Notes due 2003 (the "MGI Discount Notes," which, together with the MGI Senior Notes, are referred to collectively as the "MGI Notes") are secured by the Company's pledge of 100% of the common stock of Pacific Lumber, Britt and MPI, and by a pledge of 28 million common shares of Kaiser Aluminum Corporation ("Kaiser") that are owned by MAXXAM. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Investing and Financing Activities" and Note 5 to the Consolidated Financial Statements appearing in Item 8.

ITEM 6.   SELECTED FINANCIAL DATA

          Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          As a result of the Forest Products Group Formation (as discussed in Note 1 to the Consolidated Financial Statements), the Company's financial statements have been restated to present the historical results of operations relating to the net assets transferred to MAXXAM pursuant to the Forest Products Group Formation. Such restatement has been made with respect to all periods presented in this Report in a manner similar to that which would be presented if the Company had discontinued the operations relating to such net assets.

RESULTS OF OPERATIONS

          The following should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto appearing in Item
8. The following table presents selected historical operational and financial information for the years ended December 31, 1994 and 1993.

                                                                        Years Ended
                                                                        December 31,
                                                                    1994           1993
                                                                  (In millions of dollars,
                                                                      except shipments
                                                                        and prices)
Shipments:
     Lumber: (1)
          Redwood upper grades                                         52.9          68.3
          Redwood common grades                                       218.4         184.7
          Douglas-fir upper grades                                      8.6          10.7
          Douglas-fir common grades and other                          66.3          46.4
                                                                 ----------     ----------
          Total lumber                                                346.2         310.1
                                                                 ==========     ==========
     Logs (2)                                                          17.7          18.6
                                                                 ==========     ==========
     Wood chips (3)                                                   210.3         156.8
                                                                 ==========     ==========
Average sales price:
     Lumber: (4)
          Redwood upper grades                                   $    1,443     $   1,275
          Redwood common grades                                         460           469
          Douglas-fir upper grades                                    1,420         1,218
          Douglas-fir common grades                                     444           447
     Logs (4)                                                           615           704
     Wood chips (5)                                                      83            81

Net sales:
     Lumber, net of discount                                     $    216.5     $   202.6
     Logs                                                              10.9          13.1
     Wood chips                                                        17.4          12.7
     Cogeneration power                                                 3.5           3.8
     Other                                                              1.3           1.2
                                                                 ----------     ----------
          Total net sales                                        $    249.6     $   233.4
                                                                 ==========     ==========
Operating income                                                 $     77.8     $    53.0
                                                                 ==========     ==========
Operating cash flow (6)                                          $    103.8     $    78.8
                                                                 ==========     ==========
Income (loss) from continuing operations before income
  taxes, extraordinary items and cumulative effect of
  changes in accounting principles                               $     14.8     $   (17.7)
                                                                 ==========     ==========
Loss from net assets transferred to MAXXAM, net of minority
  interests and related income taxes                             $        -     $  (513.0)
                                                                 ==========     ==========
Net income (loss)                                                $      3.6     $  (531.9)
                                                                 ==========     ==========


(1)  Lumber shipments are expressed in millions of board feet.
(2)  Log shipments are expressed in millions of feet, net Scribner scale.
(3)  Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(4)  Dollars per thousand board feet.
(5)  Dollars per bone dry unit.
(6) Operating income before depletion and depreciation, also referred to as "EBITDA."

          Shipments
          Lumber shipments to third parties in 1994 were 346.2 million board feet, an increase of 12% from 310.1 million board feet in 1993. This increase was attributable to an 18% increase in redwood common lumber shipments and a 43% increase in shipments of common grade Douglas-fir and other lumber, partially offset by a 23% decrease in shipments of upper grade redwood lumber. Log shipments in 1994 were 17.7 million feet (net Scribner scale), a decrease of 5% from 18.6 million feet in 1993.

          Old growth trees constitute Pacific Lumber's principal source of upper grade redwood lumber. Due to the severe restrictions on Pacific Lumber's ability to harvest virgin old growth timber on its property (see "--Trends"), Pacific Lumber's supply of upper grade lumber has decreased in some premium product categories. Pacific Lumber has been able to lessen the impact of these decreases by augmenting its production facilities to increase its recovery of upper grade lumber from smaller diameter logs and increasing the production of manufactured upper grade lumber products through its end and edge glue facility (which was expanded during 1994). However, unless Pacific Lumber is able to sustain the harvest level of old growth trees it has experienced in recent years, Pacific Lumber expects that its supply of premium upper grade lumber products will decrease from current levels and that its manufactured lumber products will constitute a higher percentage of its shipments of upper grade lumber products.

          Net sales
          Revenues from net sales of lumber and logs for 1994 increased by approximately 5% from 1993. This increase was principally due to increased shipments of redwood common lumber, a 13% increase in the average realized price of upper grade redwood lumber and increased shipments of common grade Douglas-fir and other lumber, partially offset by decreased shipments of upper grade redwood lumber, a 2% decrease in the average realized price of redwood common lumber and a 13% decrease in the average realized price of log sales. The increase in other sales for 1994 as compared to 1993 was attributable to increased sales of wood chips reflecting higher demand from pulp mills.

          Operating income
          Operating income for 1994 increased by approximately 47% as compared to 1993. This increase was principally due to higher sales of lumber and wood chips, lower purchases of lumber and logs from third parties, improved sawmill productivity and reduced overhead costs. The Company arranged for the purchase of a significant number of logs early in 1993 in response to concerns regarding inclement weather conditions hindering logging activities on the Company's timberlands during the first five months of 1993. The cost associated with the purchase of logs from third parties significantly exceeds the Company's cost to harvest its own timber. As a result of the Company's last-in, first-out (LIFO) methodology of accounting for inventories, a substantial portion of the additional cost associated with the purchased logs was charged to cost of sales in the third quarter of 1993. Cost of goods sold for 1993 was reduced by a $1.2 million business interruption insurance claim as a result of the April 1992 earthquake.

          Cost of goods sold as a percentage of sales was approximately 52% and 58% for 1994 and 1993, respectively. The decrease for 1994 reflects the impact of purchased logs in 1993 as discussed above. Logging costs have increased primarily due to the harvest of smaller diameter logs and, to a lesser extent, compliance with environmental regulations relating to the harvesting of timber and litigation costs incurred in connection with certain THPs filed by Pacific Lumber. See "--Trends." During the past few years, the Company has significantly increased its production capacity for manufactured lumber products by assembling knot-free pieces of common grade lumber into wider and longer pieces in the Company's end and edge glue plant. This manufactured lumber results in a significant increase in lumber recovery and produces a standard size upper grade product which is sold at a premium price compared to common grade products of similar dimensions. The Company has instituted a number of measures at its sawmills during the past several years designed to enhance the efficiency of its operations such as expansion of its manufactured lumber facilities and other improvements in lumber recovery, automated lumber handling and the modification of its production scheduling to increase cogeneration power revenues.

          Income (loss) from continuing operations before income taxes, extraordinary items and cumulative effect of changes in accounting principles
          Income from continuing operations before income taxes, extraordinary items and cumulative effect of changes in accounting principles increased for 1994 as compared to 1993. This increase resulted from the increase in operating income, higher investment, interest and other income and decreased interest expense. Investment, interest and other income for 1994 includes the receipt of a franchise tax refund of $7.2 million (as described in Note 1 to the Consolidated Financial Statements) and net gains on marketable securities of $1.7 million. Investment, interest and other income for 1993 includes net gains on marketable securities of $6.4 million. Interest expense decreased due to lower interest rates resulting from the refinancing of the Company's long-term debt during 1993.

          Credit (provision) in lieu of income taxes
          The credit in lieu of income taxes for 1994 includes a credit relating to reserves the Company no longer believes are necessary.

          Loss from net assets transferred to MAXXAM
          The loss from net assets transferred to MAXXAM for 1993 was $513.0 million. The operations associated with these net assets consist primarily of aluminum operations conducted by Kaiser and the real estate management and development operations of Palmas del Mar. Aluminum operations incurred losses for 1993 of $501.3 million, consisting of (a) losses before income taxes, minority interests, extraordinary item and cumulative effect of changes in accounting principles of $74.4 million, (b) benefits for minority interests of $3.6 million and income taxes of $31.1 million, (c) an extraordinary loss on the redemption of debt of $19.0 million, net of related benefits for minority interests of $2.8 million and income taxes of $11.3 million, and (d) losses attributable to the cumulative effect of changes in accounting principles for postretirement benefits other than pensions and postemployment benefits of $440.5 million, net of related benefits for minority interests of $64.6 million and income taxes of $237.7 million, and income taxes of $2.0 million. Real estate operations, together with the other net assets transferred to MAXXAM pursuant to the Forest Products Group Formation, incurred losses before income taxes, extraordinary item and cumulative effect of changes in accounting principles of $8.5 million and losses attributable to the cumulative effect of the change in accounting principle for income taxes of $3.2 million for 1993. See Notes 1 and 2 to the Consolidated Financial Statements.

          Extraordinary items
          The litigation settlement in the second quarter of 1994 (as described in Note 9 to the Consolidated Financial Statements) resulted in an extraordinary loss of $14.9 million, net of related income taxes of $6.3 million. The extraordinary loss consists of Pacific Lumber's $14.8 million cash payment to the settlement fund, a $2.0 million accrual for additional contingent claims and $4.4 million of related legal fees. See also Item 3. "Legal Proceedings--Merger Litigation."

          The refinancing of Pacific Lumber's outstanding public indebtedness on March 23, 1993, consisting of the 12% Series A Senior Notes, the 12.2% Series B Senior Notes and the 12-1/2% Senior Subordinated Debentures (collectively, the "Old Pacific Lumber Securities"), and the Company's 12-3/4% Notes on August 4, 1993 resulted in an extraordinary loss of $17.2 million, net of related income taxes of $8.9 million. The extraordinary loss consists primarily of the redemption premiums paid and the write-off of unamortized deferred financing costs on the Old Pacific Lumber Securities and the 12-3/4% Notes. See Note 5 to the Consolidated Financial Statements.

          Cumulative effect of changes in accounting principles
          As of January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109") and Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106") as more fully described in Notes 6 and 7 to the Consolidated Financial Statements. The cumulative effect of the change in accounting principle for the adoption of SFAS 109 increased results of operations by $14.9 million. The cumulative effect of the change in accounting principle for the adoption of SFAS 106 reduced results of operations by $2.3 million, net of related income taxes of $1.6 million. The new accounting method has no effect on the Company's cash outlays for postretirement benefits, nor will the cumulative effect of the change in accounting principle affect the Company's compliance with its existing debt covenants. The Company reserves the right to amend or terminate these benefits.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          The Company conducts its operations primarily through its subsidiaries. Creditors of the Company's subsidiaries have priority with respect to the assets and earnings of such subsidiaries over the claims of the creditors of the Company, including the holders of the MGI Notes. As of December 31, 1994, the indebtedness of the subsidiaries reflected on the Company's Consolidated Balance Sheet was $599.7 million. The indentures governing the Pacific Lumber Senior Notes and the Timber Notes (the "Timber
Note Indenture") and Pacific Lumber's Revolving Credit Agreement contain various covenants which, among other things, restrict transactions between Pacific Lumber and its affiliates and the payment of dividends. Pacific Lumber can pay dividends in an amount that is generally equal to 50% of Pacific Lumber's consolidated net income plus depletion and cash dividends received from SPHC (for periods subsequent to March 1, 1993), exclusive of the net income and depletion of SPHC so long as any Timber Notes are outstanding. As of December 31, 1994, under the most restrictive of these covenants, approximately $20.8 million of dividends could be paid by Pacific Lumber. Pacific Lumber paid an aggregate of $24.5 million of dividends in 1994.

          As of December 31, 1994, the Company had consolidated working capital of $102.5 million and long-term debt of $736.4 million (net of current maturities and restricted cash deposited in a liquidity account for the benefit of the holders of the Timber Notes) as compared to $81.9 million and $738.7 million, respectively, at December 31, 1993. The decrease in long-term debt was primarily due to principal payments on the Timber Notes. The Company anticipates that cash flows from operations, together with existing cash, marketable securities and available sources of financing, will be sufficient to fund the working capital and capital expenditures requirements of the Company and its respective subsidiaries for the foreseeable future; however, due to its highly leveraged condition, the Company is more sensitive than less leveraged companies to factors affecting its operations, including governmental regulation affecting its timber harvesting practices, increased competition from other lumber producers or alternative building products and general economic conditions.

          Substantially all of the Company's consolidated assets are owned by Pacific Lumber and a significant portion of Pacific Lumber's consolidated assets are owned by SPHC. The Company expects that Pacific Lumber will provide a major portion of the Company's future operating cash flow. Pacific Lumber is dependent upon SPHC for a significant portion of its operating cash flow. The holders of the Timber Notes have priority over the claims of creditors of Pacific Lumber with respect to the assets and cash flow of SPHC and the holders of the Pacific Lumber Senior Notes will have priority over the claims of creditors of the Company with respect to the assets and cash flows of Pacific Lumber. Under the terms of the Timber
Note Indenture, SPHC will not have available cash for distribution to Pacific Lumber unless SPHC's cash flow from operations exceeds the amounts required by the Timber Note Indenture to be reserved for the payment of current debt service (including interest, principal and premiums) on the Timber Notes, capital expenditures and certain other operating expenses. The Timber Note Indenture prohibits SPHC from incurring any additional indebtedness for borrowed money and limits the business activities of SPHC to the ownership and operation of its timber and timberlands and actions reasonably incidental thereto. The Timber Notes are structured to link, to the extent of cash available, the deemed depletion of SPHC's timber (through the harvest and sale of logs) to required amortization of the Timber Notes. The required amount of amortization due on any Timber Note payment date is determined by various mathematical formulas set forth in the Timber Note Indenture. The minimum amount of principal which SPHC must pay (on a cumulative basis) through any Timber Note payment date in order to avoid an Event of Default (as defined in the Timber Note Indenture) is referred to as Rated Amortization. Rated Amortization on the Timber Notes is as follows: years ending December 31, 1995 - $5.7 million; 1996 - $8.3 million; 1997 - $8.5 million; 1998 - $8.7 million; 1999 - $10.2 million;
thereafter - $322.4 million. If all payments of principal are made in accordance with Rated Amortization, the payment date on which SPHC will pay the final installment of principal is July 20, 2015. The amount of principal which SPHC must pay through each Timber Note payment date in order to avoid payment of prepayment or deficiency premiums is referred to as Scheduled Amortization. If all payments of principal are made in accordance with Scheduled Amortization, the payment date on which SPHC will pay the final installment of principal is July 20, 2009. Scheduled Amortization on the Timber Notes is as follows: years ending December 31, 1995 - $13.6 million; 1996 - $14.1 million; 1997 - $16.2 million; 1998 -
$19.3 million; 1999 - $21.7 million; thereafter - $278.9 million. During 1993, 1994 and on January 20, 1995, SPHC repaid approximately $8.0 million, $13.1 million and $8.2 million, respectively, of the aggregate principal amount outstanding on the Timber Notes in accordance with Scheduled Amortization.

          The Company expects that, consistent with SPHC's purposes and its need to fund operating and capital expenses, substantially all of SPHC's available cash will be periodically distributed to Pacific Lumber. Once appropriate provision is made for current debt service on the Timber Notes and expenditures for operating and capital costs, and in the absence of certain Trapping Events (as defined in the Timber Note Indenture) or outstanding judgments, the Timber Note Indenture does not limit monthly distributions of available cash from SPHC to Pacific Lumber. In the event SPHC's cash flows are not sufficient to generate distributable funds to Pacific Lumber, Pacific Lumber's ability to pay interest on the Pacific Lumber Senior Notes and to service its other indebtedness would be materially impaired and the Company's ability to pay interest on the MGI Notes and its other indebtedness would also be materially impaired. SPHC paid $88.9 million and $58.3 million of dividends to Pacific Lumber during the year ended December 31, 1994 and the period from March 23, 1993 to December 31, 1993, respectively.

          The indenture governing the MGI Notes, among other things, restricts the ability of the Company to incur additional indebtedness, engage in transactions with affiliates, pay dividends and make investments. As of December 31, 1994, under the most restrictive of these covenants, approximately $4.9 million of dividends could be paid by the Company. The MGI Notes are senior indebtedness of the Company; however, they are effectively subordinate to the liabilities of the Company's subsidiaries, which include the Timber Notes and the Pacific Lumber Senior Notes.

          The MGI Senior Notes require annual interest payments of $11.3 million. The Company's annual interest expense on the MGI Discount Notes currently aggregates approximately $9.3 million. The MGI Discount Notes will require annual interest payments of $15.5 million beginning on February 1, 1999. As of December 31, 1994, the Company (excluding Pacific Lumber and its subsidiary companies) had cash and marketable securities of approximately $37.1 million. The Company believes, although there can be no assurance, that the aggregate dividends that will be available to it from Pacific Lumber and Britt, during the four year period in which cash interest will not be payable on the MGI Discount Notes, will exceed the Company's cash interest payments on the MGI Senior Notes. When cash interest payments on the MGI Discount Notes commence on February 1, 1999, the Company believes that it will be able to make such cash interest payments out of its then existing cash resources and from cash expected to be available to it from Pacific Lumber and Britt.

          On June 23, 1993, Pacific Lumber entered into a new Revolving Credit Agreement with a bank which provides for borrowings of up to $30.0 million, of which $15.0 million may be used for standby letters of credit. As of December 31, 1994, $19.7 million of borrowings was available under the Revolving Credit Agreement, of which $4.7 million was available for letters of credit. No borrowings were outstanding as of December 31, 1994, and letters of credit outstanding amounted to $10.3 million. In May 1994, the Revolving Credit Agreement was amended to extend its maturity date to May 31, 1997 and modify the dividend restriction existing at December 31, 1993. The Revolving Credit Agreement is secured by Pacific Lumber's trade receivables and inventories and contains covenants substantially similar to those contained in the indenture governing the Pacific Lumber Senior Notes.

          During the years ended December 31, 1994 and 1993, Pacific Lumber's operating income before depletion and depreciation ("operating cash flow") amounted to $95.9 million and $76.6 million, respectively, which exceeded interest accrued on all of its indebtedness in those years by $39.8 million and $17.4 million, respectively. The Company believes that Pacific Lumber's and SPHC's level of operating cash flow and other available sources of financing will enable them to meet the debt service requirements on the Pacific Lumber Senior Notes and the Timber Notes, respectively.

          Capital expenditures for Pacific Lumber and Britt were made to improve production efficiency and reduce operating costs. Capital expenditures of the Company's subsidiaries were $11.3 million and $11.1 million for the years ended December 31, 1994 and 1993, respectively. Capital expenditures for 1995 are expected to be $10 million and for the 1996 - 1997 period are estimated to be between $5 million and $10 million per year. Capital expenditures attributable to the reconstruction of Pacific Lumber's commercial facilities destroyed by the April 1992 earthquake were approximately $1.9 million for 1993 and $2.6 million for 1994 when construction was completed. The Company anticipates that the funds necessary to finance the capital expenditures of its subsidiaries will be obtained through cash flows generated by operations of such subsidiaries and other available sources of financing to the Company's subsidiaries.

TRENDS

          The Company's forest products operations are primarily conducted by Pacific Lumber and are subject to a variety of California and, in some cases, federal laws and regulations dealing with timber harvesting, endangered species, water quality and air and water pollution. The Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on its future operating results or financial position; however, these laws and regulations are periodically modified. For example, in 1994 the California Board of Forestry adopted certain regulations regarding compliance with long term sustained yield objectives. These regulations require timber companies to project the average annual growth they will have on their timberlands during the last decade of a 100-year planning period ("Projected Annual Growth"). During any rolling ten-year period, the average annual harvest over such ten-year period may not exceed Projected Annual Growth. The first ten-year period began in May 1994. Pacific Lumber is required to submit, by October 1996, a plan setting forth, among other things, its Projected Annual Growth. Pacific Lumber has not completed its analysis of the projected productivity of its timberlands and is therefore unable to predict the impact that these regulations will have on its future timber harvesting practices; however, the final results of this analysis could require Pacific Lumber to reduce (or permit it to increase) its timber harvest in future years from the average annual harvest that it has experienced in recent years. Pacific Lumber believes that it would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands and by increasing the productivity of its timberlands. In addition, new laws and regulations are frequently introduced concerning the California timber industry. From time to time, bills are introduced in the California legislature and the U.S. Congress which relate to the business of Pacific Lumber, including the protection and acquisition of old growth and other timberlands, endangered species, environmental protection and the restriction, regulation and administration of timber harvesting practices. Since these bills are subject to amendment, it is premature to assess the ultimate content of these bills, the likelihood of any of the bills passing or the impact of any of these bills on the consolidated financial position or results of operations of the Company. Furthermore, any bills which are passed are subject to executive veto and court challenge. In addition to existing and possible new or modified statutory enactments, regulatory requirements and administrative actions, the California timber industry remains subject to potential California or local ballot initiatives and evolving federal and California case law which could affect timber harvesting practices. It is, however, impossible to assess the effect of such matters on the future operating results or consolidated financial position of the Company.

          Various groups and individuals have filed objections with the CDF regarding the CDF's actions and rulings with respect to certain of Pacific Lumber's THPs, and the Company expects that such groups and individuals will continue to file objections to Pacific Lumber's THPs. In addition, lawsuits are pending which seek to prevent Pacific Lumber from implementing certain of its approved THPs. See Item 3. "Legal Proceedings--Timber Harvesting Litigation." These challenges have severely restricted Pacific Lumber's ability to harvest virgin old growth redwood timber on its property during the past few years, as well as substantial amounts of virgin Douglas-fir timber which are located in virgin old growth redwood stands. No assurance can be given as to the extent of such litigation in the future. The Company believes that environmentally focused challenges to Pacific Lumber's THPs are likely to occur in the future. Although such challenges have delayed or prevented Pacific Lumber from conducting a portion of its operations, to date such challenges have not had a material adverse effect on the Company's consolidated financial position or results of operations. It is, however, impossible to predict the future nature or degree of such challenges or their ultimate impact on the operating results or consolidated financial position of the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholder and Board of Directors of MAXXAM Group Inc.:

          We have audited the accompanying consolidated balance sheets of MAXXAM Group Inc. (a Delaware corporation and a wholly owned subsidiary of MAXXAM Inc.) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, cash flows and stockholder's equity (deficit) for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MAXXAM Group Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

          As explained in Notes 6 and 7 to the financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.

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


                                           ARTHUR ANDERSEN LLP


San Francisco, California
January 27, 1995

                         CONSOLIDATED BALANCE SHEET

                                                                        December 31,
                                                                     1994          1993
                                                                 (In thousands of dollars)
                           ASSETS
Current assets:
     Cash and cash equivalents                                   $   48,575    $   39,001
     Marketable securities                                           19,514        17,775
     Receivables:
          Trade                                                      23,170        15,910
          Other                                                       7,435         4,212
     Inventories                                                     70,098        73,413
     Prepaid expenses and other current assets                        3,717         3,189
                                                                 -----------   -----------
               Total current assets                                 172,509       153,500
Timber and timberlands, net of depletion of $188,003 and
  $171,007 at December 31, 1994 and 1993, respectively              350,871       365,511
Property, plant and equipment, net                                  103,183       102,780
Deferred financing costs, net                                        30,096        32,725
Deferred income taxes                                                61,498        58,371
Restricted cash                                                      32,402        33,562
Other assets                                                          6,122         9,572
                                                                 -----------   -----------
                                                                 $  756,681    $  756,021
                                                                 ===========   ===========

            LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Accounts payable                                            $    3,703    $    2,871
     Accrued interest                                                25,765        26,216
     Accrued compensation and related benefits                       10,622         7,919
     Deferred income taxes                                           12,986        14,132
     Other accrued liabilities                                        3,266         4,406
     Long-term debt, current maturities                              13,670        16,093
                                                                 ----------    -----------
               Total current liabilities                             70,012        71,637
Long-term debt, less current maturities                             768,786       772,310
Other noncurrent liabilities                                         30,365        28,125
                                                                 -----------   -----------
               Total liabilities                                    869,163       872,072
                                                                 -----------   -----------
Contingencies

Stockholder's deficit:
     Common stock, $.08-1/3 par value; 1000 shares
       authorized; 100 shares issued                                      -             -
     Additional capital                                              81,287        81,287
     Accumulated deficit                                           (193,769)     (197,338)
                                                                 -----------   -----------
               Total stockholder's deficit                         (112,482)     (116,051)
                                                                 -----------   -----------
                                                                 $  756,681    $  756,021
                                                                 ===========   ===========

The accompanying notes are an integral part of these financial statements.



                    CONSOLIDATED STATEMENT OF OPERATIONS

                                                            Years Ended December 31,
                                                          1994        1993        1992
                                                            (In thousands of dollars)
Net sales:
     Lumber and logs                                   $ 227,430   $ 215,743   $ 201,176
     Other                                                22,199      17,696      22,169
                                                       ----------  ----------  ----------
                                                         249,629     233,439     223,345
                                                       ----------  ----------  ----------

Operating expenses:
     Cost of goods sold (exclusive of depletion
       and depreciation)                                 129,598     134,563     113,769
     Selling, general and administrative                  16,250      20,108      17,136
     Depletion and depreciation                           25,946      25,811      29,932
                                                       ----------  ----------  ----------
                                                         171,794     180,482     160,837
                                                       ----------  ----------  ----------

Operating income                                          77,835      52,957      62,508

Other income (expense):
     Investment, interest and other income                14,367       9,718         399
     Interest expense                                    (77,383)    (80,339)    (87,606)
                                                       ----------  ----------  ----------
Income (loss) from continuing operations before
  income taxes, extraordinary items and
  cumulative effect of changes in accounting
  principles                                              14,819     (17,664)    (24,699)
Credit (provision) in lieu of income taxes                 3,616       3,355      (1,276)
                                                       ----------  ----------  ----------
Income (loss) from continuing operations before
  extraordinary items and cumulative effect of
  changes in accounting principles                        18,435     (14,309)    (25,975)
Income (loss) from net assets transferred to
  MAXXAM, net of minority interests and related
  income taxes                                                 -    (512,970)     33,691
                                                       ----------  ----------  ----------
Income (loss) before extraordinary items and
  cumulative effect of changes in accounting
  principles                                              18,435    (527,279)      7,716
Extraordinary items:
     Loss on litigation settlement, net of related
       credit in lieu of income taxes of
       $6,312                                            (14,866)          -           -
     Loss on early extinguishment of debt, net of
       related credit in lieu of income taxes
       of $8,856                                               -     (17,189)          -
Cumulative effect of changes in accounting
  principles:
     Postretirement benefits other than pensions,
       net of related credit in lieu of income
       taxes of $1,566                                         -      (2,348)          -
     Accounting for income taxes                               -      14,916           -
                                                       ----------  ----------  ----------
Net income (loss)                                      $   3,569   $(531,900)  $   7,716
                                                       ==========  ==========  ==========


The accompanying notes are an integral part of these financial statements.


                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      Years Ended December 31,
                                                                    1994        1993        1992
                                                                      (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                           $   3,569   $(531,900)  $   7,716
     Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities:
          Depletion and depreciation                                25,946      25,811      29,932
          Amortization of deferred financing costs and
            discounts on long-term debt                             12,127       7,435       3,018
          Net sales of marketable securities                         5,321      12,389      23,355
          Net losses (gains) on marketable securities               (1,669)     (6,414)      5,374
          Incurrence of financing costs                               (213)    (34,738)       (505)
          Loss (income) from net assets transferred to
            MAXXAM, net                                                  -     512,970     (33,691)
          Extraordinary loss on early extinguishment of
            debt, net                                                    -      17,189           -
          Cumulative effect of changes in accounting
            principles, net                                              -     (12,568)          -
          Decrease (increase) in inventories, net of
            depletion                                                3,634      (2,077)      7,872
          Increase (decrease) in accounts payable                      832         471      (3,418)
          Decrease (increase) in receivables                        (7,660)      7,558      (7,576)
          Increase in accrued and deferred income taxes             (3,815)     (5,123)          -
          Decrease in other liabilities                             (2,283)       (185)          -
          Decrease in accrued interest                                (451)     (7,284)        (53)
          Other                                                       (614)      1,060         (59)
                                                                 ----------  ----------  ----------
               Net cash provided by (used for) operating
                 activities                                         34,724     (15,406)     31,965
                                                                 ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of assets                                1,149         256         573
     Capital expenditures                                          (11,322)    (11,120)     (8,669)
     Increase in net assets transferred to MAXXAM                        -     (11,770)    (24,264)
                                                                 ----------  ----------  ----------
               Net cash used for investing activities              (10,173)    (22,634)    (32,360)
                                                                 ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Restricted cash released                                        1,160       1,438           -
     Redemptions, repurchase of and principal payments on
       long-term debt                                              (13,237)   (716,551)     (4,773)
     Net borrowings (payments) under revolving credit
       agreements                                                   (2,900)      2,900           -
     Proceeds from issuance of long-term debt                            -     790,000           -
     Restricted cash deposits                                            -     (35,000)          -
     Dividends paid                                                      -     (20,000)        (36)
                                                                 ----------  ----------  ----------
               Net cash provided by (used for) financing
                 activities                                        (14,977)     22,787      (4,809)
                                                                 ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 9,574     (15,253)     (5,204)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      39,001      54,254      59,458
                                                                 ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $  48,575   $  39,001   $  54,254
                                                                 ==========  ==========  ==========
SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
     Net margin borrowings for marketable securities             $   5,628   $   1,020
     Timber and timberlands acquired subject to loan from
       seller                                                          910
     Net assets transferred to MAXXAM                                           30,531
     Dividend of notes receivable and marketable securities
       to MAXXAM                                                                         $  14,964
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest                  $  65,707   $  80,188   $  84,641
     Income taxes paid                                               1,170          46         966
     Tax allocation payments to MAXXAM                                 397       1,722       1,079


The accompanying notes are an integral part of these financial statements.


          CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

                                                          Common                     Retained
                                                          Stock        Additional    Earnings
                                                      ($.08-1/3 Par)    Capital     (Deficit)      Total
                                                                    (In thousands of dollars)
Balance, January 1, 1992                             $             -  $   81,376   $  392,377   $  473,753

     Net income                                                    -           -        7,716        7,716

     Dividend                                                      -           -      (15,000)     (15,000)

     Loss from issuance of Kaiser Aluminum
       Corporation common stock                                    -        (119)           -         (119)
                                                     ---------------  -----------  -----------  -----------

Balance, December 31, 1992                                         -      81,257      385,093      466,350

     Net loss                                                      -           -     (531,900)    (531,900)

     Dividend                                                      -           -      (20,000)     (20,000)

     Gain from issuance of Kaiser Aluminum
       Corporation common stock                                    -          30            -           30

     Net assets transferred to MAXXAM                              -           -      (30,531)     (30,531)
                                                     ---------------  -----------  -----------  -----------

Balance, December 31, 1993                                         -      81,287     (197,338)    (116,051)

     Net income                                                    -           -        3,569        3,569
                                                     ---------------  -----------  -----------  -----------

Balance, December 31, 1994                           $             -  $   81,287   $ (193,769)  $ (112,482)
                                                     ===============  ===========  ===========  ===========


The accompanying notes are an integral part of these financial statements.


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

          The Company conducts its business primarily through the operations of its subsidiaries. Prior to the Forest Products Group Formation (as defined below), the Company operated in three industries: aluminum, through its majority owned subsidiary, Kaiser Aluminum Corporation ("Kaiser"), a fully integrated aluminum producer; forest products, through The Pacific Lumber Company ("Pacific Lumber") and Britt Lumber Co., Inc. ("Britt"), each a wholly owned subsidiary; and real estate management and development, through the Palmas del Mar development located in Puerto Rico ("Palmas") which was owned by the Company's subsidiary, MAXXAM Properties Inc. ("MPI"). On August 4, 1993, contemporaneously with the consummation of the sale of the MGI Notes (as defined in Note 5), the Company (i) transferred to MAXXAM 50 million common shares of Kaiser held by a subsidiary of the Company, representing the Company's (and MAXXAM's) entire interest in Kaiser's common stock, (ii) transferred to MAXXAM 60,075 shares of MAXXAM common stock held by a subsidiary of the Company, (iii) transferred to MAXXAM certain notes receivable, long-term investments, and other assets, each net of related liabilities, collectively having a carrying value to the Company of approximately $1,100 and (iv) exchanged with MAXXAM 2,132,950 Depositary Shares, acquired from Kaiser on June 30, 1993 for $15,000, such exchange being in satisfaction of a $15,000 promissory note evidencing a cash loan made by MAXXAM to the Company in January 1993. On the same day, MAXXAM assumed approximately $17,500 of certain liabilities of the Company that were unrelated to the Company's forest products operations or were related to operations which have been disposed of by the Company. Additionally, on September 28, 1993, the Company transferred to MAXXAM its interest in Palmas. The foregoing transactions are collectively referred to as the "Forest Products Group Formation."

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

          Marketable Securities
          On December 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). In accordance with the provisions of SFAS 115, marketable securities are carried at fair value beginning on December 31, 1993. Prior to that date, marketable securities portfolios were carried at the lower of cost or market at the balance sheet date. The cost of the securities sold is determined using the first-in, first-out method. Included in investment, interest and other income for each of the three years ended December 31, 1994 were: 1994 - net unrealized holding losses of $1,094 and net realized gains of $2,763; 1993 - net realized gains of $3,510, the recovery of $2,063 of net unrealized losses and net unrealized gains of $841; and 1992 - net realized losses of $5,003 and net unrealized losses of $371. Net unrealized losses represent the amount required to reduce the short-term marketable securities portfolios from cost to market value prior to December 31, 1993. Subsequent to the adoption of SFAS 115, purchases and sales of marketable securities are presented as cash flows from operating activities in the Consolidated Statement of Cash Flows.

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

          Restricted Cash and Concentrations of Credit Risk
          Restricted cash represents the amount initially deposited into an account (the "Liquidity Account") held by the trustee under the indenture governing the 7.95% Timber Collateralized Notes due 2015 (the "Timber Notes") as described in Note 5. The Liquidity Account is not available, except under certain limited circumstances, for working capital purposes; however, it is available to pay the Rated Amortization (as defined in Note
5) and interest on the Timber Notes if and to the extent that cash flows are insufficient to make such payments. The required Liquidity Account balance will generally decline as principal payments are made on the Timber Notes. Investment, interest and other income for the years ended December 31, 1994 and 1993 includes approximately

$2,490 and $2,101, respectively, attributable to an investment rate agreement (at 7.95% per annum) with the financial institution which holds the Liquidity Account.

          At December 31, 1994 and 1993, cash and cash equivalents includes $19,439 and $20,280, respectively, (the "Payment Account") which is reserved for debt service payments on the Timber Notes (see Note 5). The Payment Account and the Liquidity Account are each held by a different financial institution. In the event of nonperformance by such financial institutions, the Company's exposure to credit loss is represented by the amounts deposited plus any unpaid accrued interest thereon. The Company mitigates its concentrations of credit risk with respect to these restricted cash deposits by maintaining them at high credit quality financial institutions and monitoring the credit ratings of these institutions.

          Stockholder's Equity (Deficit)
          Adjustments to the Company's additional capital for the years ended December 31, 1992 and 1993 resulted from transactions relating to Kaiser's common stock prior to the Forest Products Group Formation. Pursuant to the terms of an amended compensation plan, Kaiser issued 77,279 and 4,228 shares to certain members of its management in 1992 and 1993, respectively. As a result of these transactions, the Company's equity in Kaiser's net assets differed from the Company's historical cost. The Company accounted for these differences as adjustments to additional capital.

          Investment, Interest and Other Income
          In February 1994, Pacific Lumber received a franchise tax refund of $7,243, the substantial portion of which represents interest, from the State of California relating to tax years 1972 through 1985. This amount is included in investment, interest and other income for the year ended December 31, 1994.

          Items Related to 1992 Earthquake
          In 1993 and 1992, Pacific Lumber recorded reductions in cost of sales of $1,200 and $3,300, respectively, from business interruption insurance claims for reimbursement of higher operating costs and the related loss of revenues resulting from the April 1992 earthquake. In 1992, Pacific Lumber recorded a $1,600 gain in investment, interest and other income on a casualty insurance claim for the loss of certain commercial property due to the earthquake. Other receivables at December 31, 1994 and 1993 included $1,684 and $1,235, respectively, related to these and other earthquake related insurance claims.

          Fair Value of Financial Instruments
          The carrying amounts of cash and cash equivalents and restricted cash approximate fair value. The fair value of marketable securities is determined based on quoted market prices. The estimated fair value of long-term debt is determined based on the quoted market prices for the Timber Notes, the 10-1/2% Senior Notes due 2003 (the "Pacific Lumber Senior Notes"), the 11-1/4% Senior Secured Notes due 2003 (the "MGI Senior Notes") and the 12-1/4% Senior Secured Discount Notes due 2003 (the "MGI Discount Notes"), and on the current rates offered for borrowings similar to the other debt. The Timber Notes, the Pacific Lumber Senior Notes, the MGI Senior Notes and the MGI Discount Notes are thinly traded financial instruments; accordingly, their market prices at any balance sheet date may not be representative of the prices which would be derived from a more active market.

          The estimated fair values of the Company's financial instruments, along with the carrying amounts of the related assets (liabilities), are as follows:


                                                        December 31, 1994       December 31, 1993
                                                      Carrying      Fair      Carrying      Fair
                                                       Amount       Value      Amount       Value
Cash and cash equivalents                            $  48,575   $  48,575   $  39,001   $  39,001
Marketable securities (held for trading purposes)       19,514      19,514      17,775      17,775
Restricted cash                                         32,402      32,402      33,562      33,562
Long-term debt                                        (782,456)   (725,031)   (788,403)   (817,400)


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

The net income (loss) from net assets transferred to MAXXAM is as follows:

                                                                 Seven Months
                                                                     Ended      Year Ended
                                                                   July 31,    December 31,
                                                                     1993          1992
Net sales:
     Aluminum operations                                         $ 1,016,966   $ 1,909,115
     Real estate and other                                            19,654        27,464
                                                                 ------------  ------------
                                                                   1,036,620     1,936,579
                                                                 -----------   ------------
Costs and expenses:
     Aluminum operations                                           1,091,353     1,877,004
     Real estate and other                                            28,132        33,298
                                                                 ------------  ------------
                                                                   1,119,485     1,910,302
                                                                 ------------  ------------
Income (loss) before income taxes, minority interests,
  extraordinary item and cumulative effect of changes in
  accounting principles                                              (82,865)       26,277
Credit for income taxes                                               31,050        10,755
Minority interests                                                     3,641        (3,341)
                                                                 ------------  ------------
Income (loss) before extraordinary item and cumulative
  effect of changes in accounting principles                         (48,174)       33,691
Extraordinary item:
     Loss on redemption of debt, net of related benefits for
       income taxes and minority interests of $11,249 and
       $2,791, respectively                                          (19,045)            -
Cumulative effect of changes in accounting principles:
     Postretirement and postemployment benefits, net of
       related benefits for income taxes and minority
       interests of $237,682 and $64,554, respectively              (440,519)            -
     Accounting for income taxes                                      (5,232)            -
                                                                 ------------  ------------
Income (loss) from net assets transferred to MAXXAM              $  (512,970)  $    33,691
                                                                 ============  ============


Net assets transferred to MAXXAM are as follows as of the date of transfer:

Current assets:
     Aluminum operations                                     $  780,791
     Real estate and other                                       16,480
                                                             ----------
                                                                797,271
                                                             ----------
Current liabilities:
     Aluminum operations                                        477,805
     Real estate and other                                       28,853
                                                             ----------
                                                                506,658
                                                             ----------
Net current assets                                              290,613
Non-current assets:                                          ----------
     Aluminum operations                                      1,722,362
     Real estate and other                                       56,422
                                                             ----------
                                                              1,778,784
                                                             ----------
Non-current liabilities:
     Aluminum operations                                      1,790,946
     Minority interests in aluminum operations                  221,907
     Real estate and other                                       26,013
                                                             ----------
                                                              2,038,866
                                                             ----------
Net assets transferred to MAXXAM                             $   30,531
                                                             ==========


3.   INVENTORIES

Inventories consist of the following:

                                                                      December 31,
                                                                    1994        1993
Lumber                                                           $   55,310  $   52,354
Logs                                                                 14,788      21,059
                                                                 ----------  ----------
                                                                 $   70,098  $   73,413
                                                                 ==========  ==========


          During 1993 and 1992, Pacific Lumber's inventory quantities were reduced. These reductions resulted in the liquidation of Pacific Lumber's LIFO inventory quantities carried at prevailing costs from prior years which were higher than the current cost of inventory in 1993 and lower than current costs in 1992. The effects of these inventory liquidations increased cost of goods sold by approximately $222 for the year ended December 31, 1993 and decreased cost of goods sold by approximately $372 for the year ended December 31, 1992.

4.   PROPERTY, PLANT AND EQUIPMENT

The major classes of property, plant and equipment are as follows:

                                                        Estimated            December 31,
                                                       Useful Lives       1994         1993
Logging roads, land and improvements                        15 years  $    7,545   $     7,241
Buildings                                                   33 years      28,209        22,234
Machinery and equipment                                 5 - 15 years     126,480       123,270
Construction in progress                                                      30           125
                                                                      -----------  ------------
                                                                         162,264       152,870
Less: accumulated depreciation                                           (59,081)      (50,090)
                                                                      -----------  ------------
                                                                      $  103,183   $   102,780
                                                                      ===========  ============

/TABLE

          Depreciation expense for the years ended December 31, 1994, 1993 and 1992 was $9,269, $8,670 and $8,491, respectively.

5.   LONG-TERM DEBT

Long-term debt consists of the following:

                                                                      December 31,
                                                                    1994        1993
7.95% Timber Collateralized Notes due July 20, 2015              $ 363,811   $ 376,953
11-1/4% Senior Secured Notes due August 1, 2003                    100,000     100,000
12-1/4% Senior Secured Discount Notes due August 1, 2003,
  net of discount                                                   82,779      73,499
10-1/2% Senior Notes due March 1, 2003                             235,000     235,000
Other                                                                  866       2,951
                                                                 ----------  ----------
                                                                   782,456     788,403
Less: current maturities                                           (13,670)    (16,093)
                                                                 ----------  ----------
                                                                 $ 768,786   $ 772,310
                                                                 ==========  ==========


          On March 23, 1993, Pacific Lumber issued $235,000 of the Pacific Lumber Senior Notes and its newly-formed wholly owned subsidiary, Scotia Pacific Holding Company ("SPHC"), issued $385,000 of the Timber Notes. Pacific Lumber and SPHC used the net proceeds from the sale of the Pacific Lumber Senior Notes and the Timber Notes, together with Pacific Lumber's cash and marketable securities, to (i) retire (a) $163,784 aggregate principal amount of Pacific Lumber's 12% Series A Senior Notes due July 1, 1996 (the "Series A Notes"), (b) $299,725 aggregate principal amount of Pacific Lumber's 12.2% Series B Senior Notes due July 1, 1996 (the "Series B Notes") and (c) $41,750 aggregate principal amount of Pacific Lumber's 12-1/2% Senior Subordinated Debentures due July 1, 1998 (the "Debentures;" the Series A Notes, the Series B Notes and the Debentures are referred to collectively as the "Old Pacific Lumber Securities"); (ii) pay accrued interest on the Old Pacific Lumber Securities through the date of redemption thereof; (iii) pay the applicable redemption premiums on the Old Pacific Lumber Securities; (iv) repay Pacific Lumber's $28,867 cogeneration facility loan; (v) fund the initial deposit of $35,000 to the Liquidity Account; and (vi) pay a $25,000 dividend to a subsidiary of the Company. These transactions resulted in a pre-tax extraordinary loss of $16,368, consisting primarily of the payment of premiums and the write-off of unamortized deferred financing costs on the Old Pacific Lumber Securities.

          The indenture governing the Timber Notes (the "Timber Note Indenture") prohibits SPHC from incurring any additional indebtedness for borrowed money and limits the business activities of SPHC to the ownership and operation of its timber and timberlands. The Timber Notes are senior secured obligations of SPHC and are not obligations of, or guaranteed by, Pacific Lumber or any other person. The Timber Notes are secured by a lien on (i) SPHC's timber and timberlands (representing $192,445 of the Company's consolidated balance at December 31, 1994), (ii) substantially all of SPHC's property and equipment, (iii) SPHC's contract rights and certain other assets and (iv) the funds deposited in the Payment Account and the Liquidity Account.

          The Timber Notes are structured to link, to the extent of cash available, the deemed depletion of SPHC's timber (through the harvest and sale of logs) to required amortization of the Timber Notes. The required amount of amortization due on any Timber Note payment date is determined by various mathematical formulas set forth in the Timber Note Indenture. The minimum amount of principal which SPHC must pay (on a cumulative basis) through any Timber Note payment date in order to avoid an Event of Default (as defined in the Timber Note Indenture) is referred to as rated amortization ("Rated Amortization"). If all payments of principal are made in accordance with Rated Amortization, the payment date on which SPHC will pay the final installment of principal is July 20, 2015. The amount of principal which SPHC must pay through each Timber Note payment date in order to avoid payment of prepayment or deficiency premiums is referred to as scheduled amortization ("Scheduled Amortization"). If all payments of principal are made in accordance with Scheduled Amortization, the payment date on which SPHC will pay the final installment of principal is July 20, 2009.

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

          Pacific Lumber has a revolving credit agreement with a bank (the "Revolving Credit Agreement") which expires on May 31, 1997. Borrowings under the Revolving Credit Agreement are secured by Pacific Lumber's trade receivables and inventories, with interest computed at the bank's reference rate plus 1-1/4% or the bank's offshore rate plus 2-1/4%. The Revolving Credit Agreement provides for borrowings of up to $30,000, of which

$15,000 may be used for standby letters of credit. As of December 31, 1994, $19,742 of borrowings was available under the Revolving Credit Agreement, of which $4,742 was available for letters of credit. No borrowings were outstanding as of December 31, 1994, and letters of credit outstanding amounted to $10,258.

          The indentures governing the Pacific Lumber Senior Notes and the Timber Notes and Pacific Lumber's Revolving Credit Agreement contain various covenants which, among other things, limit the payment of dividends and restrict transactions between Pacific Lumber and its affiliates. As of December 31, 1994, under the most restrictive of these covenants, approximately $20,800 of dividends could be paid by Pacific Lumber.

          On August 4, 1993, the Company issued $100,000 aggregate principal amount of the MGI Senior Notes and $126,720 aggregate principal amount (approximately $70,000 net of original issue discount) of the MGI Discount Notes, which, together with the MGI Senior Notes, are referred to collectively as the "MGI Notes". The MGI Notes are secured by the Company's pledge of 100% of the common stock of Pacific Lumber, Britt and MPI, and by MAXXAM's pledge of 28 million shares of Kaiser's common stock it received as a result of the Forest Products Group Formation. The indenture governing the MGI Notes, among other things, restricts the ability of the Company to incur additional indebtedness, engage in transactions with affiliates, pay dividends and make investments. As of December 31, 1994, under the most restrictive of these covenants, approximately $4,900 of dividends could be paid by the Company. The MGI Notes are senior indebtedness of the Company; however, they are effectively subordinate to the liabilities of the Company's subsidiaries, which include the Timber Notes and the Pacific Lumber Senior Notes. The MGI Discount Notes are net of discount of $43,941 and $53,221 at December 31, 1994 and 1993, respectively.

          The MGI Senior Notes pay interest semi-annually on February 1 and August 1 of each year. The MGI Discount Notes will not pay any interest until February 1, 1999, at which time semi-annual interest payments will become due on each February 1 and August 1 thereafter.

          The Company used a portion of the net proceeds from the sale of the MGI Notes to retire the entire outstanding balance of its 12-3/4% Notes at 101% of their principal amount, plus accrued interest through November 14, 1993. The Company used the remaining portion of the net proceeds from the sale of the MGI Notes, together with a portion of its existing cash resources, to pay a $20,000 dividend to MAXXAM. MAXXAM used such proceeds to redeem, on August 20, 1993, $20,000 aggregate principal amount of its 14% Senior Subordinated Reset Notes due 2000 at 100% of their principal amount plus accrued interest thereon.

          The Company incurred a pre-tax extraordinary loss associated with the early retirement of the 12-3/4% Notes of $9,677 consisting of net interest cost of $3,763, the write-off of $3,472 of unamortized deferred financing costs, a premium of $1,500 and the write-off of $942 of unamortized original issue discount.

          Maturities
          The following table of scheduled maturities of long-term debt outstanding at December 31, 1994 reflects Scheduled Amortization with respect to the Timber Notes:

                                                          Years Ending December 31,
                                           1995      1996      1997      1998      1999   Thereafter

7.95% Timber Collateralized
     Notes                               $ 13,578  $ 14,103  $ 16,165  $ 19,335  $ 21,651 $  278,979
11-1/4% Senior Secured Notes                    -         -         -         -         -    100,000
12-1/4% Senior Secured Discount
     Notes                                      -         -         -         -         -    126,720
10-1/2% Senior Notes                            -         -         -         -         -    235,000
Other                                          92        92        93        94        94        401
                                         --------  --------  --------  --------  -------- ----------
                                         $ 13,670  $ 14,195  $ 16,258  $ 19,429  $ 21,745 $  741,100
                                         ========  ========  ========  ========  ======== ==========


          Restricted Net Assets of Subsidiaries
          At December 31, 1994, certain debt instruments restricted the ability of Pacific Lumber to transfer assets, make loans and advances and pay dividends to the Company. The restricted net assets of Pacific Lumber totaled approximately $10,000 at December 31, 1994.

6.   CREDIT (PROVISION) IN LIEU OF INCOME TAXES

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

          MGI's tax allocation agreement with MAXXAM, as amended on August 4, 1993 (the "Amended Tax Allocation Agreement"), provides that the Company's federal income tax liability is computed as if MGI files a consolidated tax return with all of its subsidiaries except Salmon Creek, and that such corporations were never connected with MAXXAM (the "MGI Consolidated Tax Liability"). The federal income tax liability of MGI is the difference between (i) the MGI Consolidated Tax Liability and (ii) the sum of the separate tax liabilities for the Company's subsidiaries (computed as discussed above), but excluding Salmon Creek. To the extent that the MGI Consolidated Tax Liability is less than the aggregate amounts in
(ii), MAXXAM is obligated to pay the amount of such difference to MGI.

          The credit (provision) in lieu of income taxes on income (loss) from continuing operations before income taxes, extraordinary items and cumulative effect of changes in accounting principles consists of the following:

                                                                      Years Ended December 31,
                                                                    1994        1993        1992
Current:
     Federal credit (provision) in lieu of income taxes          $       -   $    (988)  $  (1,774)
     State and local                                                   (55)       (253)       (424)
                                                                 ----------  ----------  ----------
                                                                       (55)     (1,241)     (2,198)
                                                                 ----------  ----------  ----------
Deferred:
     Federal credit (provision) in lieu of income taxes              2,366       4,825         922
     State and local                                                 1,305        (229)          -
                                                                 ----------  ----------  ----------
                                                                     3,671       4,596         922
                                                                 ----------  ----------  ----------
                                                                 $   3,616   $   3,355   $  (1,276)
                                                                 ==========  ==========  ==========


          The 1994 deferred federal credit in lieu of income taxes of $2,366 includes a credit relating to reserves the Company no longer believes are necessary. The 1993 deferred federal credit in lieu of income taxes of $4,825 includes $2,601 for the benefit of operating loss carryforwards generated in 1993 and includes an $850 benefit for increasing net deferred income tax assets (liabilities) as of the date of enactment (August 10, 1993) of the Omnibus Budget Reconciliation Act of 1993 which retroactively increased the federal statutory income tax rate from 34% to 35% for periods beginning on or after January 1, 1993.

          A reconciliation between the credit (provision) in lieu of income taxes and the amount computed by applying the federal statutory income tax rate to income (loss) from continuing operations before income taxes, extraordinary items and cumulative effect of changes in accounting principles is as follows:

                                                                      Years Ended December 31,
                                                                    1994        1993        1992
Income (loss) from continuing operations before income
  taxes, extraordinary items and cumulative effect of
  changes in accounting principles                               $  14,819   $ (17,664)  $ (24,699)
                                                                 ==========  ==========  ==========

Amount of federal income tax based upon the statutory rate       $  (5,187)  $   6,182   $   8,398
Revision of prior years' tax estimates and other changes in
  valuation allowances                                               7,739      (3,468)          -
Increase in net deferred income tax assets due to tax rate
  change                                                                 -         850           -
State and local taxes, net of federal tax benefit                      812        (313)       (280)
Financial reporting and tax basis differences                            -           -         343
Losses and expenses for which no federal tax benefit was
  recognized                                                             -           -      (9,744)
Other                                                                  252         104           7
                                                                 ----------  ----------  ----------
                                                                 $   3,616   $   3,355   $  (1,276)
                                                                 ==========  ==========  ==========


          As shown in the Consolidated Statement of Operations for the year ended December 31, 1994, the Company recorded an extraordinary loss related to the settlement of litigation in connection with the Company's acquisition of Pacific Lumber (see Note 9). The Company reported the loss net of related deferred income taxes of $6,312 which is less than the federal and state statutory income tax rates due to expenses for which no tax benefit was recognized.

          As shown in the Consolidated Statement of Operations for the year ended December 31, 1993, the Company reported an extraordinary loss related to the early extinguishment of debt. The Company reported the loss net of related deferred income taxes of $8,856 which approximated the federal statutory income tax rate in effect on the dates the transactions occurred.

          Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). The adoption of SFAS 109 changed the Company's method of accounting for income taxes to an asset and liability approach from the deferral method prescribed by APB 11. The asset and liability approach requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred income tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. The cumulative effect of the change in accounting principle, as of January 1, 1993, increased the Company's results of operations by $14,916. The implementation of SFAS 109 required the Company to restate certain assets and liabilities to their pre-tax amounts from their net-of-tax amounts originally recorded in connection with the acquisitions of Pacific Lumber in 1986 and Britt in 1990. As a result of restating these assets and liabilities, the loss from continuing operations before income taxes, extraordinary item and cumulative effect of changes in accounting principles for the year ended December 31, 1993 was decreased by $377.

          The components of the Company's net deferred income tax assets (liabilities) are as follows:

                                                                      December 31,
                                                                    1994        1993
Deferred income tax assets:
     Loss and credit carryforwards                               $  86,864   $  92,408
     Timber and timberlands                                         37,209      36,443
     Other liabilities                                              10,460       4,616
     Postretirement benefits other than pensions                     2,145       1,734
     Investments                                                       406       4,729
     Other                                                           1,412       4,569
     Valuation allowances                                          (52,060)    (57,676)
                                                                 ----------  ----------
          Total deferred income tax assets, net                     86,436      86,823
                                                                 ----------  ----------
Deferred income tax liabilities:
     Inventories                                                   (17,934)    (17,172)
     Property, plant and equipment                                 (16,563)    (21,160)
     Other                                                          (3,427)     (4,252)
                                                                 ----------  ----------
          Total deferred income tax liabilities                    (37,924)    (42,584)
                                                                 ----------  ----------
Net deferred income tax assets                                   $  48,512   $  44,239
                                                                 ==========  ==========


          The valuation allowances listed above relate primarily to loss and credit carryforwards. As of December 31, 1994, approximately $37,209 of the net deferred income tax assets listed above relate to the excess of the tax basis over financial statement basis with respect to timber and timberlands. The Company believes that it is more likely than not that this net deferred income tax asset will be realized, based primarily upon the estimated value of its timber and timberlands which is well in excess of its tax basis. Also included in net deferred income tax assets as of December 31, 1994 is approximately $35,263 which relates to the benefit of loss and credit carryforwards, net of valuation allowances. The Company evaluated all appropriate factors to determine the proper valuation allowances for loss and credit carryforwards. These factors included any limitations concerning use of the carryforwards, the year the carryforwards expire and the levels of taxable income necessary for utilization. The Company has concluded that it will more likely than not generate sufficient taxable income to realize the benefit attributable to the loss and credit carryforwards for which valuation allowances were not provided.

          Included in the net deferred income tax assets listed above are $44,351 and $42,752 at December 31, 1994 and 1993, respectively, which are recorded pursuant to the tax allocation agreements with MAXXAM.

          The following table presents the estimated tax attributes for federal income tax purposes for the Company and its subsidiaries as of December 31, 1994, under the terms of the respective tax allocation agreements. The utilization of certain of these attributes is subject to limitations.

                                                                              Expiring
                                                                               Through
Regular Tax Attribute Carryforwards:
     Prior year net operating losses                             $  231,714     2008
     Net capital losses                                               8,765     1997

Alternative Minimum Tax Attribute Carryforwards:
     Current year net operating loss                             $    7,785     2009
     Prior year net operating losses                                185,776     2008


7.   EMPLOYEE BENEFIT PLANS

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

A summary of the components of net periodic pension cost is as follows:

                                                                      Years Ended December 31,
                                                                    1994        1993        1992
Service cost - benefits earned during the year                   $   1,643   $   1,600   $   1,546
Interest cost on projected benefit obligation                        1,263         918         749
Actual loss (gain) on plan assets                                       10      (2,128)     (1,013)
Net amortization and deferral                                         (859)      1,359         352
                                                                 ----------  ----------  ----------
Net periodic pension cost                                        $   2,057   $   1,749   $   1,634
                                                                 ==========  ==========  ==========


          The following table sets forth the funded status and amounts recognized in the Consolidated Balance Sheet:

                                                                     December 31,
                                                                   1994        1993
Actuarial present value of accumulated plan benefits:
     Vested benefit obligation                                  $  11,809   $  11,047
     Non-vested benefit obligation                                    779       1,183
                                                                ---------   ----------
          Total accumulated benefit obligation                  $  12,588   $  12,230
                                                                ==========  ==========

Projected benefit obligation                                    $  15,047   $  15,303
Plan assets at fair value, primarily equity and debt
  securities                                                      (13,184)    (12,216)
                                                                ----------  ----------
Projected benefit obligation in excess of plan assets               1,863       3,087
Unrecognized net transition asset                                      29          35
Unrecognized net gain (loss)                                        1,475        (582)
Unrecognized prior service cost                                       (50)        (89)
                                                                ----------  ----------
          Accrued pension liability                             $   3,317   $   2,451
                                                                ==========  ==========


The assumptions used in accounting for the defined benefit plan were as follows:

                                                                    1994        1993        1992
Rate of increase in compensation levels                             5.0%        5.0%        5.0%
Discount rate                                                       8.5%        7.5%        8.0%
Expected long-term rate of return on assets                         8.0%        8.0%        9.0%


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

          The Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions ("SFAS 106") as of January 1, 1993. The costs of postretirement benefits other than pensions are now accrued over the period the employees provide services to the date of their full eligibility for such benefits. Previously, such costs were expensed as actual claims were incurred. The cumulative effect of the change in accounting principle for the adoption of SFAS 106 was recorded as a charge to results of operations of $2,348, net of related income taxes of $1,566. The deferred income tax benefit related to the adoption of SFAS 106 was recorded at the federal and state statutory rates in effect on the date SFAS 106 was adopted.

          A summary of the components of net periodic postretirement benefit cost is as follows:

                                                                  Years Ended December 31,
                                                                     1994          1993
Service cost - benefits earned during the year                   $       216   $        153
Interest cost on accumulated postretirement benefit
  obligation                                                             294            315
Net amortization and deferral                                             (7)             -
                                                                 ------------  ------------
Net periodic postretirement benefit cost                         $       503   $        468
                                                                 ============  ============


          The adoption of SFAS 106 increased the Company's loss from continuing operations before extraordinary item and cumulative effect of changes in accounting principles by $212 ($360 before tax) for the year ended December 31, 1993.

          The postretirement benefit liability recognized in the Company's Consolidated Balance Sheet is as follows:

                                                                      December 31,
                                                                    1994        1993
Retirees                                                         $      860  $      963
Actives eligible for benefits                                           656         696
Actives not eligible for benefits                                     2,355       2,549
                                                                 ----------  ----------
     Accumulated postretirement benefit obligation                    3,871       4,208
Unrecognized net gain                                                   972          71
                                                                 ----------  ----------
     Postretirement benefit liability                            $    4,843  $    4,279
                                                                 ==========  ==========


          The annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) is 13.0% for 1995 and is assumed to decrease gradually to 5.5% for 2008 and remain at that level thereafter. Each one percentage point increase in the assumed health care cost trend rate would increase the accumulated postretirement benefit obligation as of December 31, 1994 by approximately $512 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by approximately $85.

          The discount rates used in determining the accumulated postretirement benefit obligation were 8.5% and 7.5% at December 31, 1994 and 1993, respectively.

          Subsequent to December 31, 1993, Pacific Lumber's employees were eligible to participate in a defined contribution savings plan sponsored by MAXXAM. This plan is designed to enhance the existing retirement programs of participating employees. Employees may elect to contribute up to 16% of their compensation to the plan. For those participants who have elected to make voluntary contributions to the plan, Pacific Lumber's contributions consist of a matching contribution of up to 4% of the compensation of participants for each calendar quarter. The cost to the Company of this plan was $1,215 for the year ended December 31, 1994.

          Pacific Lumber is self-insured for workers' compensation benefits. Included in accrued compensation and related benefits and other noncurrent liabilities are accruals for workers' compensation claims amounting to $9,233 and $7,008 at December 31, 1994 and 1993, respectively. Workers' compensation expenses amounted to $4,069, $3,776 and $3,288 for the years ended December 31, 1994, 1993 and 1992, respectively.

8.   RELATED PARTY TRANSACTIONS

          MAXXAM provides the Company and certain of the Company's subsidiaries with accounting and data processing services. In addition, MAXXAM provides the Company with office space and various office personnel, insurance, legal, operating, financial and certain other services.
MAXXAM's expenses incurred on behalf of the Company are reimbursed by the Company through payments consisting of (i) an allocation of the lease expense for the office space utilized by or on behalf of the Company and
(ii) a reimbursement of actual out-of-pocket expenses incurred by MAXXAM, including, but not limited to, labor costs (including costs associated with phantom share and stock appreciation rights) of MAXXAM personnel rendering services to the Company. Charges by MAXXAM for such services included in continuing operations were $2,254, $3,347 and $3,735 for the years ended December 31, 1994, 1993 and 1992, respectively. The Company believes that the services being rendered are on terms not less favorable to the Company than those which would be obtainable from unaffiliated third parties.

          In 1994, in connection with the litigation settlement described in Note 9, Pacific Lumber paid approximately $3,185 to a law firm in which a director of Pacific Lumber is also a partner. In 1993, Pacific Lumber paid approximately $1,931 in connection with the offering of the Pacific Lumber Senior Notes and the Timber Notes to this same law firm.

9.   LOSS ON LITIGATION SETTLEMENT AND CONTINGENCIES

          During 1994, MAXXAM, Pacific Lumber and others agreed to a settlement, subsequently approved by the Court, of class and related individual claims brought by former stockholders of Pacific Lumber against MAXXAM, the Company, Pacific Lumber, former directors of Pacific Lumber and others concerning the Company's acquisition of Pacific Lumber. Of the approximately $52,000 settlement, approximately $33,000 was paid by insurance carriers of MAXXAM and Pacific Lumber, approximately $14,800 was paid by Pacific Lumber and the balance was paid by other defendants and through the assignment of certain claims. In 1994, the Company recorded an extraordinary loss of $14,866 related to the settlement and associated costs, net of benefits for federal and state income taxes of $6,312.

          The Company's operations are subject to a variety of California and, in some cases, federal laws and regulations dealing with timber harvesting, endangered species, water quality and air and water pollution. The Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on the Company's future operating results or financial position. There can be no assurance, however, that future legislation, governmental regulations or judicial or administrative decisions would not adversely affect the Company or its ability to sell lumber, logs or timber.

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

10.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

          Summary quarterly financial information for the years ended December 31, 1994 and 1993 is as follows:

                                                                     Three Months Ended
                                                      March 31     June 30   September 30   December 31
1994:
     Net sales                                       $  56,713   $  62,976   $    60,699   $    69,241
     Operating income                                   13,206      22,644        19,362        22,623
     Income before extraordinary item                      964       3,146         8,263         6,062
     Extraordinary item, net                                 -     (14,866)            -             -
     Net income (loss)                                     964     (11,720)        8,263         6,062

1993:
     Net sales                                       $  52,737   $  58,007   $    58,803   $    63,892
     Operating income                                   16,233      14,997         9,185        12,542
     Loss from continuing operations before
       extraordinary item and cumulative effect
       of changes in accounting principles              (2,141)     (3,593)       (5,420)       (3,155)
       Loss from net assets transferred to MAXXAM,
       net                                            (480,370)    (20,900)      (11,700)            -
     Extraordinary item, net                           (10,802)          -        (6,387)            -
     Cumulative effect of changes in accounting
       principles, net                                  12,568           -             -             -
     Net loss                                         (480,745)    (24,493)      (23,507)       (3,155)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                  PART III

          Not applicable.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  INDEX TO FINANCIAL STATEMENTS                                                                                 PAGE

          1.   FINANCIAL STATEMENTS (INCLUDED UNDER ITEM 8):
                    Report of Independent Public Accountants                                                          22
                    Consolidated balance sheet at December 31, 1994 and 1993                                          23
                    Consolidated statement of operations for the years ended December 31, 1994,
                       1993 and 1992                                                                                  24
                    Consolidated statement of cash flows for the years ended December 31, 1994,
                       1993 and 1992                                                                                  25
                    Consolidated statement of stockholder's equity (deficit) for the years ended December 31,
                       1994, 1993 and 1992                                                                            26
                    Notes to consolidated financial statements                                                        27

          2.   FINANCIAL STATEMENT SCHEDULES:
                    Schedule III  -  Condensed financial information of Registrant at December 31, 1994
                          and 1993 and for the years ended December 31, 1994, 1993 and 1992                           46


The consolidated financial statements and notes thereto of Kaiser Aluminum Corporation and The Pacific Lumber Company are incorporated herein by reference and included as Exhibits 99.1 and
99.2  hereto, respectively.

All other schedules are inapplicable or the required information is included in the consolidated financial statements or the notes thereto.

(B)  REPORTS ON FORM 8-K

          None.

(C)  EXHIBITS

          Reference is made to the Index of Exhibits immediately preceding the exhibits hereto (beginning on page 51), which index is incorporated herein by reference.

        SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       BALANCE SHEET (UNCONSOLIDATED)

                                                                        December 31,
                                                                     1994          1993
                                                                  (In thousands of dollars)
                           ASSETS
Current assets:
     Cash and cash equivalents                                   $    24,214   $        92
     Marketable securities                                            19,514        11,584
     Other current assets                                              1,766           380
                                                                 ------------  ------------
          Total current assets                                        45,494        12,056
Investments in and advances from subsidiaries                         17,083        39,405
Deferred financing costs and other assets                              5,593         6,238
Deferred income taxes                                                 13,609         6,369
                                                                 ------------  ------------
                                                                 $    81,779   $    64,068
                                                                 ============  ============

            LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities                    $       178   $     2,058
     Accrued interest                                                  4,656         4,562
                                                                 ------------  ------------
          Total current liabilities                                    4,834         6,620
Long-term debt                                                       182,779       173,499
Margin borrowings for marketable securities                            6,648             -
                                                                 ------------  ------------
          Total liabilities                                          194,261       180,119
                                                                 ------------  ------------

Stockholder's deficit:
     Common stock, $.08-1/3 par value; 1,000 shares
       authorized; 100 shares issued                                       -             -
     Additional capital                                               81,287        81,287
     Accumulated deficit                                            (193,769)     (197,338)
                                                                 ------------  ------------
          Total stockholder's deficit                               (112,482)     (116,051)
                                                                 ------------  ------------
                                                                 $    81,779   $    64,068
                                                                 ============  ============

See notes to consolidated financial statements and accompanying notes.


                  STATEMENT OF OPERATIONS (UNCONSOLIDATED)

                                                            Years Ended December 31,
                                                          1994        1993        1992
                                                            (In thousands of dollars)
Investment, interest and other income (expense)        $  (2,159)  $    (718)  $  (2,607)
Interest expense                                         (21,180)    (20,917)    (21,592)
General and administrative expenses                         (598)       (720)     (1,000)
Equity in earnings (losses) of subsidiaries               18,790       6,534        (776)
                                                       ----------  ----------  ----------
Loss from continuing operations before income
  taxes, extraordinary item and cumulative
  effect of change in accounting principle                (5,147)    (15,821)    (25,975)
Credit in lieu of income taxes                             8,716       3,334           -
                                                       ----------  ----------  ----------
Income (loss) from continuing operations before
  extraordinary item and cumulative effect of
  change in accounting principle                           3,569     (12,487)    (25,975)
Income (loss) from net assets transferred to
  MAXXAM, net of minority interests and related
  income taxes                                                 -    (512,970)     33,691
                                                       ----------  ----------  ----------
Income (loss) before extraordinary item and
  cumulative effect of change in accounting
  principle                                                3,569    (525,457)      7,716
Extraordinary item:
     Loss on early extinguishment of debt, net of
       related credit in lieu of income taxes
       of $3,290                                               -      (6,387)          -
     Cumulative effect of change in accounting
       principle for income taxes                              -         (56)          -
                                                       ----------  ----------  ----------
Net income (loss)                                      $   3,569   $(531,900)  $   7,716
                                                       ==========  ==========  ==========

See notes to consolidated financial statements and accompanying notes.


                  STATEMENT OF CASH FLOWS (UNCONSOLIDATED)

                                                                      Years Ended December 31,
                                                                    1994        1993        1992
                                                                      (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                           $   3,569   $(531,900)  $   7,716
     Adjustments to reconcile net income (loss) to net cash
       provided by (used for) operating activities:
          Amortization of deferred financing costs and
            discounts on long-term debt                              9,930       4,855       1,806
          Equity in losses (earnings) of subsidiaries              (18,790)     (6,534)        776
          Net sales (purchases) of marketable securities            (1,808)     (5,586)     42,725
          Net losses (gains) on marketable securities                 (731)     (2,551)      2,608
          Loss (income) from net assets transferred to
            MAXXAM, net                                                  -     512,970     (33,691)
          Extraordinary loss on early extinguishment of
            debt, net                                                    -       6,387           -
          Cumulative effect of change in accounting
            principle                                                    -          56           -
          Incurrence of financing costs                                  -      (6,503)          -
          Decrease (increase) in receivables                            90        (380)     11,117
          Increase in accrued and deferred income taxes             (8,518)     (3,356)          -
          Increase (decrease) in accrued interest and other
            liabilities                                               (911)      3,272          31
          Increase (decrease) in accounts payable                      (53)         53        (111)
          Other                                                        232          62           -
                                                                 ----------  ----------  ----------
               Net cash provided by (used for) operating
                 activities                                        (16,990)    (29,155)     32,977
                                                                 ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net advances from subsidiaries                                 41,112      35,695           -
     Increase in net assets transferred to MAXXAM                        -     (11,770)    (22,356)
                                                                 ----------  ----------  ----------
               Net cash provided by (used for) investing
                 activities                                         41,112      23,925     (22,356)
                                                                 ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                            -     170,000           -
     Redemptions of long-term debt                                       -    (155,263)          -
     Dividends paid                                                      -     (20,000)        (36)
                                                                 ----------  ----------  ----------
               Net cash used for financing activities                    -      (5,263)        (36)
                                                                 ----------  ----------  ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                24,122     (10,493)     10,585
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          92      10,585           -
                                                                 ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $  24,214   $      92   $  10,585
                                                                 ==========  ==========  ==========

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
     Net margin borrowings for marketable securities             $   5,628   $   1,020
     Net assets transferred to MAXXAM                                           30,531
     Dividend of notes receivable and marketable securities
       to parent                                                                         $  14,964

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                               $  11,156   $  13,975   $  19,839
     Tax allocation payments to (refunds from) MAXXAM                 (198)         22           -

See notes to consolidated financial statements and accompanying notes.


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

B.   LONG-TERM DEBT

          The Forest Products Group Formation was done contemporaneously with the issuance of the MGI Notes and the retirement of the 12-3/4% Notes as described in Note 5 to the Consolidated Financial Statements. The MGI Notes are secured by the Company's pledge of 100% of the common stock of Pacific Lumber, Britt and MPI and by MAXXAM's pledge of 28 million shares of Kaiser's common stock it received as a result of the Forest Products Group Formation.

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               MAXXAM GROUP INC.


Date: March 24, 1995         By:              PAUL N. SCHWARTZ
                                               Paul N. Schwartz
                                  Vice President and Chief Financial Officer
                                         (Principal Financial Officer)


Date: March 24, 1995         By:                GARY L. CLARK
                                                 Gary L. Clark
                                                Vice President
                                        (Principal Accounting Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 24, 1995         By:             CHARLES E. HURWITZ
                                              Charles E. Hurwitz
                                     Chairman of the Board, President and
                                            Chief Executive Officer


Date: March 24, 1995         By:              PAUL N. SCHWARTZ
                                               Paul N. Schwartz
                                    Vice President, Chief Financial Officer
                                                 and Director


Date: March 24, 1995         By:              JOHN A. CAMPBELL
                                               John A. Campbell
                                          Vice President and Director


Date: March 24, 1995         By:               JOHN T. LA DUC
                                                John T. La Duc
                                          Vice President and Director


Date: March 24, 1995         By:              ANTHONY R. PIERNO
                                               Anthony R. Pierno
                                        Vice President, General Counsel
                                                 and Director


Date: March 24, 1995         By:              WILLIAM S. RIEGEL
                                               William S. Riegel
                                          Vice President and Director

                             MAXXAM GROUP INC.

                             INDEX OF EXHIBITS


 Exhibit
 Number                          Description

3.1        Certificate of Incorporation of MAXXAM Group Inc. (the
           "Company" or "MGI") (incorporated herein by reference to Exhibit 3.1E to the Company's definitive proxy statement dated October 24, 1984)

3.2        Certificate of Amendment of Certificate of
           Incorporation of the Company dated as of September 28, 1988 (incorporated herein by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988)

3.3        Certificate of Amendment of Certificate of
           Incorporation of the Company dated as of June 1, 1989
           (incorporated herein by reference to Exhibit 3(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989)

3.4 By-laws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Current
           Report on Form 8-K dated July 10, 1986)

4.1 Indenture between the Company and Shawmut Bank, N.A., Trustee, regarding the Company's 12-3/4 Senior Secured Discount Notes due 2003 and 11-1/4% Senior Secured Notes due 2003 (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

4.2 Indenture between The Pacific Lumber Company ("Pacific Lumber") and The First National Bank of Boston, as Trustee, regarding Pacific Lumber's 10-1/2% Senior Notes due 2003 (incorporated herein by reference to Exhibit 4.1 to the Annual Report on Form 10-K of Pacific Lumber for the fiscal year ended December 31, 1993, File No. 1-9204)

4.3 Indenture between Scotia Pacific Holding Company ("SPHC") and The First National Bank of Boston, as Trustee, regarding SPHC's 7.95% Timber Collateralized Notes due 2015 (incorporated herein by reference to Exhibit 4.1 to SPHC's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 55538; the "SPHC 1993 Form 10-K")

4.4 Revolving Credit Agreement dated as of June 23, 1993 between Pacific Lumber and Bank of America National Trust and Savings Association (incorporated herein by reference to Exhibit 4.19 to Amendment No. 6 to the Company's Registration Statement on Form S-2, Registration No. 33-64042; the "MGI Registration Statement")

4.5 Letter Amendment to the Revolving Credit Agreement, dated October 5, 1993 (incorporated herein by reference to Exhibit 4.1 to Pacific Lumber's Quarterly
           Report on Form 10-Q for the quarter ended September
           30, 1993, File No. 1-9204)

4.6 Second Amendment, dated as of May 26, 1994, to the Revolving Credit Agreement (incorporated herein by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q of MAXXAM Inc. for the quarter ended June 30, 1994; File No. 1-3924)

           Note:  Pursuant to Regulation Section 229.601, Item 601
           (b)(4)(iii) of Regulation S-K, upon request of the Securities and Exchange Commission, the Company hereby agrees to furnish a copy of any unfiled instrument which defines the rights of holders of long-term debt of the Company and its consolidated subsidiaries (and for any of its unconsolidated subsidiaries for which financial statements are required to be filed) wherein the total amount of securities authorized thereunder does not exceed 10 percent of the total consolidated assets of the Company

10.1       Tax Allocation Agreement between the Company and
           MAXXAM Inc. dated August 4, 1993 (incorporated herein by reference to Exhibit 10.6 to the MGI Registration
           Statement)

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

10.4       Tax Allocation Agreement between MAXXAM Inc. and Britt
           Lumber Co., Inc., dated as of July 3, 1990
           (incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993)

10.5 Agreement dated December 20, 1985 between Pacific Lumber and General Electric Company (incorporated herein by reference to Exhibit 10(m) to Pacific Lumber's Registration Statement on Form S-1, Registration No. 33-5549; the "1985 GE Agreement")

10.6 Amendment No. 1 to Agreement between Pacific Lumber and General Electric Company dated July 29, 1986 relating to the 1985 GE Agreement (incorporated herein by reference to Exhibit 10.4 to Pacific Lumber's Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-9204)

10.7 Power Purchase Agreement dated January 17, 1986 between Pacific Lumber and Pacific Gas and Electric Company (incorporated herein by reference to Exhibit 10(n) to Pacific Lumber's Registration Statement on Form S-1, Registration No. 33-5549)

10.8 Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment among SPHC, The First National Bank of Boston, as Trustee, and The First National Bank of Boston, as the Collateral Agent (incorporated herein by reference to Exhibit 4.2 to the SPHC 1993 Form 10-K)

10.9       Master Purchase Agreement between Pacific Lumber and
           SPHC (incorporated herein by reference to Exhibit 10.1 to the SPHC 1993 Form 10-K)

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

10.14 Purchase and Services Agreement between Pacific Lumber and Britt Lumber Co., Inc. (incorporated herein by reference to Exhibit 10.17 to Amendment No. 2 to the Form S-2 Registration Statement of Pacific Lumber; Registration Statement No. 33-56332)

10.15 Put and Call Agreement dated November 16, 1987 between Charles E. Hurwitz and MPI (incorporated herein by reference to Exhibit C to Schedule 13D dated November 24, 1987, filed by the Company with respect to MAXXAM Inc.'s common stock; the "Put and Call Agreement")

10.16 Amendment to Put and Call Agreement, dated May 18, 1988 (incorporated herein by reference to Exhibit D to the Final Amendment to Schedule 13D dated May 20, 1988, filed by the Company relating to MAXXAM Inc.'s common stock)

10.17 Amendment to Put and Call Agreement, dated as of February 17, 1989 (incorporated herein by reference to Exhibit 10.35 to MAXXAM Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1988, File No. 1-3924)

10.18 Unconditional Guarantee of Payment and Performance dated June 17, 1991, by the Company and MAXXAM Inc. to and for the benefit of General Electric Capital
           Corporation ("GECC") (incorporated herein by reference to Exhibit 10(ee) to Amendment No. 4 to MGI's
           Registration Statement on Form S-4 on Form S-2,
           Registration No. 33-42300)

10.19 First Renewal, Extension and Modification Agreement, dated as of June 17, 1992 among GECC, MXM Mortgage Corp. and the Company (incorporated herein by reference to Exhibit 4.3 to MAXXAM Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3924)

10.20 Loan Increase, Extension and Modification Agreement, dated as of December 30, 1992, among GECC, MXM Mortgage Corp. and MAXXAM Inc.(incorporated herein by reference to Exhibit 4.23 to MAXXAM Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992, File No. 1-3924)

10.21 Consent and Assumption Agreement, dated as of December 10, 1993, among GECC, MXM Mortgage Corp., MXM Mortgage L.P., the Company and MAXXAM Inc. (incorporated herein by reference to MAXXAM Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3924)

10.22 Release and Termination of Unconditional Guarantee of Payment and Performance, dated as of December 30, 1993, executed by GECC (incorporated herein by reference to MAXXAM Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, File No. 1-3924)

10.23 Investment Management Agreement, dated as of December 1, 1991, by and among the Company, MAXXAM Inc. and certain related corporations (incorporated herein by reference to Exhibit 10.23 to Amendment No. 5 to the MGI Registration)

10.24 Undertaking, dated August 4, 1993, executed by MAXXAM in favor of the Company

*27        Financial Data Schedule

*99.1 The consolidated financial statements and notes thereto of Kaiser Aluminum Corporation for the fiscal year ended December 31, 1994

*99.2 The consolidated financial statements and notes thereto of The Pacific Lumber Company for the fiscal year ended December 31, 1994



* Included with this filing.