Form 10-Q
period 1995-03-31
MAXXAM GROUP INC /DE/
filed 1995-05-15
CIK 764542

===========================================================================
                                 FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                            --------------------


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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


      Number of shares of common stock outstanding at May 1, 1995: 100


     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

===========================================================================

                             MAXXAM GROUP INC.

                                   INDEX




PART I. - FINANCIAL INFORMATION                                            PAGE


     Item 1.   Financial Statements

          Consolidated Balance Sheet at March 31, 1995 and December 31,
               1994                                                           3
          Consolidated Statement of Operations for the three months
               ended March 31, 1995 and 1994                                  4
          Consolidated Statement of Cash Flows for the three months
               ended March 31, 1995 and 1994                                  5
          Condensed Notes to Consolidated Financial Statements                6

     Item 2.   Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                          8


PART II. - OTHER INFORMATION


     Item 1.   Legal Proceedings                                             11
     Item 5.   Other Information                                             11
     Item 6.   Exhibits and Reports on Form 8-K                              11
     Signatures                                                             S-1


                         CONSOLIDATED BALANCE SHEET


                                                   March 31,      December 31,
                                                     1995             1994
                                                 ------------    -------------
                                                  (Unaudited)
                                                   (In thousands of dollars)

                    ASSETS

Current assets:
     Cash and cash equivalents                   $     26,541    $     48,575
     Marketable securities                             26,123          19,514
     Receivables:
          Trade                                        11,141          23,170
          Other                                         7,739           7,435
     Inventories                                       65,981          70,098
     Prepaid expenses and other current assets          5,048           3,717
                                                 ------------    -------------
          Total current assets                        142,573         172,509
Timber and timberlands, net of depletion of
     $190,455 and $188,003 at March 31,
     1995 and December 31, 1994, respectively         349,116         350,871
Property, plant and equipment, net of
     accumulated depreciation of $60,618 and
     $59,081 at March 31, 1995 and December
     31, 1994, respectively                           101,776         103,183
Deferred financing costs, net                          29,375          30,096
Deferred income taxes                                  63,214          61,498
Restricted cash                                        32,325          32,402
Other assets                                            5,950           6,122
                                                 ------------    -------------
                                                 $    724,329    $    756,681
                                                 ============    =============

     LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Accounts payable                            $      3,763    $      3,703
     Accrued interest                                   9,526          25,765
     Accrued compensation and related benefits          7,822          10,622
     Deferred income taxes                             12,986          12,986
     Other accrued liabilities                          4,602           3,266
     Long-term debt, current maturities                13,928          13,670
                                                 ------------    -------------
          Total current liabilities                    52,627          70,012
Long-term debt, less current maturities               762,802         768,786
Other noncurrent liabilities                           24,674          30,365
                                                 ------------    -------------
          Total liabilities                           840,103         869,163
                                                 ------------    -------------

Contingencies

Stockholder's deficit:
     Common stock, $.08-1/3 par value; 1,000
          shares authorized; 100 shares
          issued                                            -               -
     Additional capital                                81,287          81,287
     Accumulated deficit                             (197,061)       (193,769)
                                                 ------------    -------------
          Total stockholder's deficit                (115,774)       (112,482)
                                                 ------------    -------------
                                                 $    724,329    $    756,681
                                                 ============    =============



The accompanying notes are an integral part of these financial statements.


                              CONSOLIDATED STATEMENT OF OPERATIONS
                                            (UNAUDITED)




                                                      Three Months Ended
                                                           March 31,
                                                  -------------------------
                                                      1995           1994
                                                  -----------    -----------
                                                   (In thousands of dollars)
Net sales:
     Lumber and logs                              $    46,983    $   53,653
     Other                                              4,985         3,060
                                                  -----------    -----------
                                                       51,968        56,713
                                                  -----------    -----------

Operating expenses:
     Costs of goods sold (exclusive of depletion
          and depreciation)                            29,470        33,132
     Selling, general and administrative                4,092         4,310
     Depletion and depreciation                         5,983         6,065
                                                  -----------    -----------
                                                       39,545        43,507
                                                  -----------    -----------

Operating income                                       12,423        13,206

Other income (expense):
     Investment, interest and other income              1,802         7,719
     Interest expense                                 (19,523)      (19,090)
                                                  -----------    -----------
Income (loss) before income taxes                      (5,298)        1,835
Credit (provision) in lieu of income taxes              2,006          (871)
                                                  -----------    -----------
Net income (loss)                                 $    (3,292)   $      964
                                                  ===========    ===========



The accompanying notes are an integral part of these financial statements.

                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                          (UNAUDITED)


                                                                               Three Months Ended
                                                                                   March 31,
                                                                           -------------------------
                                                                               1995         1994
                                                                           -----------  -----------
                                                                           (In thousands of dollars)
                              CASH FLOWS FROM OPERATING ACTIVITIES:
                                   Net income (loss)                       $    (3,292) $      964
                                   Adjustments to reconcile net income
                                        (loss) to net cash provided by
                                        (used for) operating
                                        activities:
                                        Depletion and depreciation               5,983       6,065
                                        Amortization of deferred
                                             financing costs and
                                             discounts on long-
                                             term debt                           3,231       2,914
                                        Net purchases of marketable
                                             securities                        (11,258)     (4,822)
                                        Net losses (gains) on
                                             marketable securities                (656)        241
                                        Decrease in receivables                 11,725       2,967
                                        Decrease in inventories, net of
                                             depletion                           2,949       6,214
                                        Increase in accounts payable                60       2,006
                                        Decrease in accrued interest           (16,239)    (16,614)
                                        Decrease (increase) in accrued
                                             and deferred income taxes          (1,879)        871
                                        Increase (decrease) in other
                                             liabilities                        (1,703)      1,825
                                        Increase in prepaid expenses
                                             and other current assets           (1,331)       (593)
                                        Other                                      406         345
                                                                           -----------  -----------
                                             Net cash provided by (used
                                                   for) operating
                                                   activities                  (12,004)      2,383
                                                                           -----------  -----------

                              CASH FLOWS FROM INVESTING ACTIVITIES:
                                   Net proceeds from sale of assets                 14          44
                                   Capital expenditures                         (1,884)     (4,045)
                                                                           -----------  -----------
                                             Net cash used for
                                                   investing activities         (1,870)     (4,001)
                                                                           -----------  -----------

                              CASH FLOWS FROM FINANCING ACTIVITIES:
                                   Restricted cash released                         77          30
                                   Principal payments on long-term debt         (8,237)     (8,147)
                                   Net payments under revolving credit
                                        agreements                                   -      (2,900)
                                                                           -----------  -----------
                                             Net cash used for
                                                   financing activities         (8,160)    (11,017)
                                                                           -----------  -----------

                              NET DECREASE IN CASH AND CASH EQUIVALENTS        (22,034)    (12,635)
                              CASH AND CASH EQUIVALENTS AT BEGINNING OF
                                    PERIOD                                      48,575      39,001
                                                                           -----------  -----------
                              CASH AND CASH EQUIVALENTS AT END OF
                              PERIOD                                       $    26,541  $   26,366
                                                                           ===========  ===========

                              SUPPLEMENTAL DISCLOSURE OF CASH FLOW
                              INFORMATION:
                                   Interest paid, net of capitalized
                                        interest                           $    32,531  $   32,790
                                   Income taxes paid                                 -           -



The accompanying notes are an integral part of these financial statements.

            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF DOLLARS)


1.   GENERAL

          The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by MAXXAM Group Inc. with the Securities and Exchange Commission for the fiscal year ended December 31, 1994 (the "Form 10-K"). All references to the "Company" include MAXXAM Group Inc. and its subsidiary companies unless otherwise indicated or the context indicates otherwise. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.


          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1995 and the consolidated results of operations and cash flows for the three months ended March 31, 1995 and 1994. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").

2.   CASH AND CASH EQUIVALENTS

          At March 31, 1995 and December 31, 1994, cash and cash equivalents includes $4,764 and $19,439, respectively, which is restricted for debt service payments on the 7.95% Timber Collateralized Notes due 2015.

3.   INVENTORIES



          Inventories consist of the following:
                                                             March 31,     December 31,
                                                                1995           1994
                                                            -----------   -------------
             Lumber                                         $    58,148   $       55,310
             Logs                                                 7,833           14,788
                                                            -----------   -------------
                                                            $    65,981   $       70,098
                                                            ===========   =============


4.   LONG-TERM DEBT

          Long-term debt consists of the following:



                                                            March 31,      December 31,
                                                              1995             1994
                                                         --------------   --------------
            7.95% Timber Collateralized Notes due July
                 20, 2015                                $      355,576   $      363,811
            11-1/4% Senior Secured Notes due August 1,
                 2003                                           100,000          100,000
            12-1/4% Senior Secured Discount Notes due
                 August 1, 2003, net of discount                 85,290           82,779
            10-1/2% Senior Notes due March 1, 2003              235,000          235,000
            Other                                                   864              866
                                                         --------------   --------------
                                                                776,730          782,456
            Less: current maturities                            (13,928)         (13,670)
                                                         --------------   --------------
                                                         $      762,802   $      768,786
                                                         ==============   ==============


5.   CONTINGENCIES

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

          Various groups and individuals have filed objections with the California Department of Forestry ("CDF") regarding the CDF's actions and rulings with respect to certain of the Company's timber harvesting plans ("THPs"), and the Company expects that such groups and individuals will continue to file objections to the Company's THPs. In addition, lawsuits are pending and threatened which seek to prevent the Company from implementing certain of its approved THPs and undertaking other timber harvesting operations. These challenges have severely restricted The Pacific Lumber Company's ("Pacific Lumber," a wholly owned subsidiary of the Company) ability to harvest virgin old growth redwood timber on its property during the past few years, as well as substantial amounts of virgin Douglas-fir timber which are located in virgin old growth redwood stands. No assurance can be given as to the extent of such litigation in the future. The Company believes that environmentally focused challenges to its THPs are likely to occur in the future, particularly with respect to residual old growth timber. Although such challenges have delayed or prevented the Company from conducting a portion of its operations, to date such challenges have not had a material adverse effect on the Company's consolidated financial position or results of operations. It is, however, impossible to predict the future nature or degree of such challenges or their ultimate impact on the operating results or consolidated financial position of the Company.

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

RESULTS OF OPERATIONS

          The Company's business is highly seasonal in that the Company has historically experienced lower first and fourth quarter sales due largely to the general decline in construction related activity during the winter months. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three months ended March 31, 1995 and 1994.




                                                               Three Months Ended
                                                                   March 31,
                                                       ---------------------------------
                                                            1995               1994
                                                       -------------    ----------------
                                                            (In millions of dollars,
                                                          except shipments and prices)
            Shipments:
                 Lumber: (1)
                      Redwood upper grades                      10.6                 12.9
                      Redwood common grades                     51.1                 49.4
                      Douglas-fir upper grades                   1.8                  2.5
                      Douglas-fir common grades and
                           other                                16.5                 15.4
                                                       -------------    ----------------
                           Total lumber                         80.0                 80.2
                                                       =============    ================
                 Logs (2)                                         .5                  5.5
                                                       =============    ================
                 Wood chips (3)                                 46.9                 30.3
                                                       =============    ================

            Average sales price:
                 Lumber: (4)
                      Redwood upper grades             $       1,544    $           1,406
                      Redwood common grades                      427                  448
                      Douglas-fir upper grades                 1,368                1,405
                      Douglas-fir common grades                  379                  460
                 Logs (4)                                        227                  676
                 Wood chips (5)                                   89                   71
            Net sales:
                 Lumber, net of discount               $        46.9    $            50.0
                 Logs                                             .1                  3.7
                 Wood chips                                      4.2                  2.1
                 Cogeneration power                               .5                   .6
                 Other                                            .3                   .3
                                                       -------------    ----------------
                           Total net sales             $        52.0    $            56.7
                                                       =============    ================
            Operating income                           $        12.4    $            13.2
                                                       =============    ================
            Operating cash flow (6)                    $        18.4    $            19.3
                                                       =============    ================
            Income (loss) before income taxes          $        (5.3)   $             1.8
                                                       =============    ================
            Net income (loss)                          $        (3.3)   $             1.0
                                                       =============    ================





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


          Shipments
          Lumber shipments to third parties for the three months ended March 31, 1995 were virtually unchanged from the three months ended March 31, 1994. Decreased shipments of upper grade redwood lumber were mostly offset by increased shipments of redwood common lumber. Log shipments for the three months ended March 31, 1995 were .5 million feet (net Scribner scale), a decrease from 5.5 million feet for the three months ended March 31, 1994.

          Net sales
          Revenues from net sales of lumber and logs for the three months ended March 31, 1995 decreased as compared to the three months ended March 31, 1994. This decrease was principally due to lower shipments of logs and upper grade redwood lumber and decreases in the average realized prices for common grade Douglas-fir and redwood common lumber, partially offset by an increase in the average realized price for upper grade redwood lumber and increased shipments of redwood common lumber. The increase in other sales for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 was attributable to increased sales of wood chips.

          Operating income
          Operating income for the three months ended March 31, 1995 decreased as compared to the three months ended March 31, 1994. This decrease was principally due to lower sales of lumber and logs, partially offset by lower costs of lumber sales and increased sales of wood chips. Costs of lumber sales decreased due to lower purchases of logs from third parties and improved sawmill productivity.

          Income (loss) before income taxes
          The loss before income taxes for the three months ended March 31, 1995, as compared to income before income taxes for the three months ended March 31, 1994, resulted from a decrease in investment, interest and other income and the decrease in operating income as discussed above.
Investment, interest and other income for the three months ended March 31, 1994 included a franchise tax refund of $7.2 million (the substantial portion of which represented interest) from the State of California.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES
          As of March 31, 1995, the Company had consolidated long-term debt of $730.5 million (net of current maturities and restricted cash deposited in the Liquidity Account) as compared to $736.4 million at December 31, 1994. The decrease in long-term debt was primarily due to principal payments on the Timber Notes.

          The Company conducts its operations through its principal operating subsidiaries, Pacific Lumber and Britt Lumber Co., Inc. ("Britt"). The indentures governing the Pacific Lumber Senior Notes and the Timber Notes and Pacific Lumber's Revolving Credit Agreement contain various covenants which, among other things, limit the payment of dividends and restrict transactions between Pacific Lumber and its affiliates. As of March 31, 1995, under the most restrictive of these covenants, approximately $17.0 million of dividends could be paid by Pacific Lumber. On March 31, 1995, Pacific Lumber paid dividends of $5.0 million.

          In March 1995, Britt paid dividends consisting of $6.0 million of receivables from its parent, MAXXAM Properties Inc. ("MPI," a wholly owned subsidiary of the Company). These receivables represented prior cash advances from Britt to MPI.

          The indenture governing the MGI Notes contains various covenants which, among other things, limit the payment of dividends and restrict transactions between the Company and its affiliates. As of March 31, 1995, under the most restrictive of these covenants, approximately $3.3 million of dividends could be paid by the Company.

          As of March 31, 1995, $20.0 million of borrowings was available under Pacific Lumber's Revolving Credit Agreement, of which $5.0 million was available for letters of credit. No borrowings were outstanding as of March 31, 1995, and letters of credit outstanding amounted to $10.0 million. Pacific Lumber has signed a commitment letter with the bank which will amend the Revolving Credit Agreement to extend its maturity date to May 31, 1998 and provide for an additional $30.0 million of available borrowings.

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

TRENDS

          During the first quarter, severe weather conditions in northern California hampered Pacific Lumber's timber harvesting operations and shipments of lumber. Heavy rainfall impeded access to logging roads which prevented normal harvesting operations, and caused extended rail shutdowns and other transportation delays, thereby affecting deliveries and shipments of lumber. Continued rainfall in April and early May created conditions not conducive to conducting harvesting operations as Pacific Lumber had initially planned. Timber harvesting is highly seasonal in that Pacific Lumber conducts the material portion of its logging operations in the months of April through November of each year; accordingly, log inventories are generally at or near their lowest levels by the end of March. Compounding the seasonally low log inventories and weather-related constraints on its log supplies and deliveries, a temporary restraining order ("TRO") was granted which required Pacific Lumber to cease all timber harvesting operations on one of the few all-season harvest sites from which it has been able to supplement its declining log inventories. A preliminary injunction hearing was held on May 5, 1995 at which the court did not issue a preliminary injunction or lift the TRO but took the matter under advisement. See Part II, Item 1. "Legal Proceedings--Timber Harvesting Litigation." Further, delays in the regulatory process have resulted from both objections filed with, and litigation against, the CDF by environmentally active groups regarding the CDF's actions with respect to the CDF's THP approval process in general, and certain of Pacific Lumber's THPs in particular. Such delays have impeded Pacific Lumber's ability to conduct normal timber harvesting operations on its timberlands. This combination of seasonal operations, severe weather, judicial action and regulatory delays forced Pacific Lumber to curtail operations at one of its four sawmills, and to temporarily idle another sawmill for the period from April 17 to May 2, 1995.

     Additional judicial actions adverse to Pacific Lumber, further regulatory delays and/or continued inclement weather in northern California could further exacerbate the problems experienced during the first quarter and affect Pacific Lumber's results of operations in the second quarter. Furthermore, the collective impact of such judicial actions and regulatory delays, together with difficulties caused by bad weather, may again force Pacific Lumber to temporarily idle or curtail operations at certain of its lumber mills from time to time until it can secure an adequate supply of logs to sustain operations.

                             MAXXAM GROUP INC.

                         PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings withrespect to the Company. The following material developments have occurred with respect to such legal proceedings. Any capitalized or italicized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

          In connection with the Miller action, on April 10, 1995, the U.S. Ninth Circuit Court of Appeals reversed the dismissal of this case;
the appellate court made other findings reversing in part and affirming in part the other decisions made by the U.S. District Court in response to plaintiffs' and defendants' motions for summary judgment. Defendants have sought rehearing of this decision by the U.S. Circuit Court of Appeals. Presently, the U.S. Ninth Circuit Court of Appeal has formal jurisdiction of the case and it is uncertain whether the case will be remanded to the U.S. District Court for trial preparation and trial on the merits while the motion for rehearing or any further appeal is pending.

TIMBER HARVESTING LITIGATION

          In connection with Sierra Club, et al. v. CDF, et al. (No. 95
DR 0072), involving Pacific Lumber and its wholly owned subsidiaries, Scotia Pacific Holding Company ("SPHC") and Salmon Creek Corporation, on May 1, 1995, the Court heard plaintiffs' request for preliminary injunction and Pacific Lumber's request for dismissal of the case.

          On April 11, 1995, EPIC and others filed an action entitled
Thron, et al. v. Pacific Lumber, et al. (No. 95 DR 0100) in Superior Court of Humboldt County. This action relates to THP No. 95-042 for approximately 198 acres of residual old-growth timber; plaintiffs also complain about four other THPs in the same watershed as THP No. 95-042 and have indicated they intend to litigate those THPs if they are approved by CDF. The plaintiffs allege, among other things, that the defendants have violated CEQA and the Forest Practice Act, and seek, among other things, to prevent harvesting pursuant to this CDF-approved THP. Also, on April 11, 1995, the court granted a TRO staying all timber harvesting operations in connection with THP No. 95-042 pending its decision on plaintiffs' request for a preliminary injunction. The preliminary injunction hearing was held on May 5, 1995 at which the court left the TRO in effect and took the matter under advisement.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS:

                     *27      Financial Data Schedule

                     --------------------

                     *        Included with this filing.

          B.   REPORTS ON FORM 8-K:

                     None.

                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.

                                      MAXXAM GROUP INC.




Date: May 12, 1995           By:        GARY L. CLARK
                                        Gary L. Clark
                                        Vice President