Form 10-Q
period 1995-06-30
MAXXAM GROUP INC /DE/
filed 1995-08-14
CIK 764542

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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


    Number of shares of common stock outstanding at August 1, 1995: 100


     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                             MAXXAM GROUP INC.

                                   INDEX


PART I. - FINANCIAL INFORMATION                                       PAGE
     Item 1.   Financial Statements

          Consolidated Balance Sheet at June 30, 1995
               and December 31, 1994                                  3
          Consolidated Statement of Operations for the three and
               six months ended June 30, 1995 and 1994                4
          Consolidated Statement of Cash Flows for the six
               months ended June 30, 1995 and 1994                    5
          Condensed Notes to Consolidated Financial Statements        6

     Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations               9

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      13
     Item 5.   Other Information                                      14
     Item 6.   Exhibits and Reports on Form 8-K                       14
     Signatures                                                       S-1

                         CONSOLIDATED BALANCE SHEET

                                                                   June 30,        December 31,
                                                                     1995              1994
                                                                 (Unaudited)
                                                                    (In thousands of dollars)
                            ASSETS

Current assets:
     Cash and cash equivalents                                   $    68,156      $       48,575
     Marketable securities                                            21,254              19,514
     Receivables:
          Trade                                                       11,702              23,170
          Other                                                        2,308               7,435
     Inventories                                                      64,354              70,098
     Prepaid expenses and other current assets                         4,775               3,717
                                                                 -----------      --------------
          Total current assets                                       172,549             172,509
Timber and timberlands, net of depletion of $194,368 and
     $188,003 at June 30, 1995 and December 31, 1994,
     respectively                                                    345,774             350,871
Property, plant and equipment, net of accumulated
     depreciation of $62,811 and $59,081 at June 30, 1995 and
     December 31, 1994, respectively                                 101,248             103,183
Deferred financing costs, net                                         28,705              30,096
Deferred income taxes                                                 64,728              61,498
Restricted cash                                                       32,325              32,402
Other assets                                                           6,827               6,122
                                                                 -----------      --------------
                                                                 $   752,156      $      756,681
                                                                 ===========      ==============

            LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Accounts payable                                            $     5,394      $        3,703
     Accrued interest                                                 25,557              25,765
     Accrued compensation and related benefits                         9,099              10,622
     Deferred income taxes                                            12,986              12,986
     Other accrued liabilities                                         3,116               3,266
     Long-term debt, current maturities                               13,928              13,670
                                                                 -----------      --------------
          Total current liabilities                                   70,080              70,012
Long-term debt, less current maturities                              765,317             768,786
Other noncurrent liabilities                                          29,361              30,365
                                                                 -----------      --------------
          Total liabilities                                          864,758             869,163
                                                                 -----------      --------------

Contingencies

Stockholder's deficit:
     Common stock, $.08-1/3 par value; 1,000 shares
          authorized; 100 shares issued                                    -                   -
     Additional capital                                               81,287              81,287
     Accumulated deficit                                            (193,889)           (193,769)
                                                                 -----------      --------------
          Total stockholder's deficit                               (112,602)           (112,482)
                                                                 -----------      --------------
                                                                 $   752,156      $      756,681
                                                                 ===========      ==============


                            The accompanying notes are an integral part of these financial statements.

                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)

                                                    Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                                   1995           1994           1995           1994
                                                               (In thousands of dollars)
Net sales:
     Lumber and logs                            $  59,686      $  56,232      $ 106,669      $ 109,885
     Other                                          5,958          6,744         10,943          9,804
                                                ----------     ----------     ----------     ----------
                                                   65,644         62,976        117,612        119,689
                                                ----------     ----------     ----------     ----------


Operating expenses:
     Costs of goods sold (exclusive of
          depletion and depreciation)              33,034         31,059         62,504         64,191
     Selling, general and administrative            3,525          4,023          7,617          8,333
     Depletion and depreciation                     7,318          5,250         13,301         11,315
                                                ----------     ----------     ----------     ----------
                                                   43,877         40,332         83,422         83,839
                                                ----------     ----------     ----------     ----------

Operating income                                   21,767         22,644         34,190         35,850
Other income (expense):
     Investment, interest and other income          2,445          1,918          4,247          9,637
     Interest expense                             (19,407)       (19,230)       (38,930)       (38,320)
                                                ----------     ----------     ----------     ----------
Income (loss) before income taxes and
     extraordinary item                             4,805          5,332           (493)         7,167
Credit (provision) in lieu of income taxes         (1,633)        (2,186)           373         (3,057)
                                                ----------     ----------     ----------     ----------
Income (loss) before extraordinary item             3,172          3,146           (120)         4,110
Extraordinary item:
     Loss on litigation settlement, net of
          related credit in lieu of income
          taxes of $6,312                               -        (14,866)             -        (14,866)
                                                ----------     ----------     ----------     ----------
Net income (loss)                               $   3,172      $ (11,720)     $    (120)     $ (10,756)
                                                ==========     ==========     ==========     ==========

                            The accompanying notes are an integral part of these financial statements.

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                               1995             1994
                                                                             (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $      (120)     $   (10,756)
     Adjustments to reconcile net loss to net cash provided by
          operating activities:
          Depletion and depreciation                                            13,301           11,315
          Amortization of deferred financing costs and discounts on
               long-term debt                                                    6,511            5,852
          Net purchases of marketable securities                                (6,989)         (11,815)
          Net gains on marketable securities                                    (1,393)            (522)
          Decrease in receivables                                               14,095            1,357
          Decrease in inventories, net of depletion                              3,534            1,420
          Increase in accounts payable                                           1,691            4,806
          Increase in other liabilities                                          1,324            6,045
          Increase in prepaid expenses and other current assets                 (1,058)            (100)
          Increase in accrued and deferred income taxes                           (583)          (3,255)
          Decrease in accrued interest                                            (208)            (302)
          Other                                                                   (339)             (39)
                                                                           -----------      -----------
               Net cash provided by operating activities                        29,766            4,006
                                                                           -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment of note receivable from affiliate                                   2,500                -
     Net proceeds from sale of assets                                               14              122
     Capital expenditures                                                       (4,495)          (6,462)
                                                                           -----------      -----------
               Net cash used for investing activities                           (1,981)          (6,340)
                                                                           -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Restricted cash released                                                       77              132
     Principal payments on long-term debt                                       (8,281)          (8,147)
     Net payments under revolving credit agreements                                  -           (2,900)
                                                                           -----------      -----------
               Net cash used for financing activities                           (8,204)         (10,915)
                                                                           -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            19,581          (13,249)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                48,575           39,001
                                                                           -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    68,156      $    25,752
                                                                           ===========      ===========

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Reduction of margin borrowings for marketable securities              $     6,648      $     1,020
     Timber and timberlands acquired subject to loan from seller                     -              850

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest                            $    32,627      $    32,770
     Income taxes paid                                                               -                -

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

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1995, the consolidated results of operations for the three and six months ended June 30, 1995 and 1994 and consolidated cash flows for the six months ended June 30, 1995 and 1994. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").

2.   CASH AND CASH EQUIVALENTS

          At June 30, 1995 and December 31, 1994, cash and cash equivalents includes $11,695 and $19,439, respectively, which is restricted for debt service payments on the 7.95% Timber Collateralized Notes due 2015.

3.   INVENTORIES

          Inventories consist of the following:

                                                                   June 30,      December 31,
                                                                     1995            1994
Lumber                                                           $   54,385      $    55,310
Logs                                                                  9,969           14,788
                                                                 -----------     ------------
                                                                 $   64,354      $    70,098
                                                                 ===========     ============

4.   LONG-TERM DEBT
          Long-term debt consists of the following:

                                                                    June 30,        December 31,
                                                                      1995              1994
7.95% Timber Collateralized Notes due July 20, 2015              $    355,576      $    363,811
11-1/4% Senior Secured Notes due August 1, 2003                       100,000           100,000
12-1/4% Senior Secured Discount Notes due August 1, 2003,
     net of discount                                                   87,849            82,779
10-1/2% Senior Notes due March 1, 2003                                235,000           235,000
Other                                                                     820               866
                                                                 -------------     -------------
                                                                      779,245           782,456
Less: current maturities                                              (13,928)          (13,670)
                                                                 -------------     -------------
                                                                 $    765,317      $    768,786
                                                                 =============     =============

5.   CONTINGENCIES

          The Company's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species, water quality and air and water pollution. The Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on the Company's future operating results or financial position; however, there can be no assurance that future legislation, governmental regulations or judicial or administrative decisions would not adversely affect the Company or its ability to sell lumber, logs or timber. For example, on June 30, 1995, the United States Supreme Court issued the Sweet Home v. Babbitt decision finding that under the federal Endangered Species Act (the "ESA") the use of private property can be restricted in a manner to prevent significant modification to habitat for endangered or threatened species. Also, in July 1995, in a case entitled Marbled Murrelet v. Babbitt (Case No. C-91-522R), a U.S. District Court in Seattle ordered the U.S. Fish and Wildlife Service (the "USFWS") to make its final designation of critical habitat for the marbled murrelet by January 29, 1996 and to issue its proposed final designation of critical habitat by August 1, 1995. Although the USFWS is not expected to publish its proposed final designation of critical habitat for the marbled murrelet until mid-August 1995, the USFWS has indicated that it is contemplating designating considerable portions of Pacific Lumber's timberlands as critical habitat for the marbled murrelet. When the proposed designation is published, it will be subject to a 60-day comment period. Pacific Lumber intends to vigorously oppose any designation which it believes is erroneous or improper. It will be impossible to determine the potential adverse impact of such designation on the Company's financial position or results of operations until such time as the proposed designation is published and finalized. Additionally, there continue to be other regulatory actions and lawsuits seeking to have various species listed as threatened or endangered under the ESA and/or the California Endangered Species Act and to designate critical habitat for such species. It is uncertain what impact, if any, such listings and/or designations of critical habitat will have on the Company's financial position or results of operation.

          Various groups and individuals have filed objections with the California Department of Forestry ("CDF") regarding the CDF's actions and rulings with respect to certain of the Company's timber harvesting plans ("THPs"), and the Company expects that such groups and individuals will continue to file objections to the Company's THPs. In addition, lawsuits are pending and threatened which seek to prevent the Company from implementing certain of its approved THPs and undertaking other timber harvesting operations. These challenges have severely restricted The
Pacific Lumber Company's ("Pacific Lumber," a wholly owned subsidiary of the Company) ability to harvest virgin old growth redwood timber on its property during the past few years, as well as substantial amounts of virgin Douglas-fir timber which are located in virgin old growth redwood stands. No assurance can be given as to the extent of such litigation in the future. The Company believes that environmentally focused challenges to its THPs are likely to occur in the future, particularly with respect to virgin and residual old growth timber. Although such challenges have delayed or prevented the Company from conducting a portion of its operations, to date such challenges have not had a material adverse effect on the Company's consolidated financial position or results of operations. It is, however, impossible to predict the future nature or degree of such challenges or their ultimate impact on the operating results or consolidated financial position of the Company.

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

6.   ITEM RELATED TO 1992 EARTHQUAKE

          In the second quarter of 1995, Pacific Lumber recorded a reduction in cost of sales of $1,527 from business interruption insurance proceeds for the settlement of claims related to the April 1992 earthquake.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the response to
Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

RESULTS OF OPERATIONS

          The Company's business is highly seasonal in that the Company has historically experienced lower first and fourth quarter sales due largely to the general decline in construction related activity during the winter months. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and six months ended June 30, 1995 and 1994.

                                                         Three Months Ended           Six Months Ended
                                                              June 30,                    June 30,
                                                         1995          1994          1995          1994
                                                     (In millions of dollars, except shipments and prices)
Shipments:
     Lumber: (1)
          Redwood upper grades                             12.8          12.8          23.5          25.7
          Redwood common grades                            64.8          55.7         115.9         105.1
          Douglas-fir upper grades                          1.4           1.9           3.2           4.4
          Douglas-fir common grades and other              15.1          16.5          31.5          31.9
                                                     -----------   -----------   -----------   -----------
               Total lumber                                94.1          86.9         174.1         167.1
                                                     ===========   ===========   ===========   ===========
     Logs (2)                                               1.6           4.8           2.1          10.3
                                                     ===========   ===========   ===========   ===========
     Wood chips (3)                                        52.8          64.9          99.7          95.2
                                                     ===========   ===========   ===========   ===========

Average sales price:
     Lumber: (4)
          Redwood upper grades                       $    1,478    $    1,469    $    1,508    $    1,437
          Redwood common grades                             498           458           467           453
          Douglas-fir upper grades                        1,290         1,373         1,333         1,391
          Douglas-fir common grades                         378           426           378           445
     Logs (4)                                               559           638           482           658
     Wood chips (5)                                          99            85            94            81
Net sales:
     Lumber, net of discount                         $     58.8    $     53.1    $    105.7    $    103.1
     Logs                                                    .9           3.1           1.0           6.8
     Wood chips                                             5.2           5.6           9.4           7.7
     Cogeneration power                                      .4            .9            .8           1.5
     Other                                                   .3            .3            .7            .6
                                                     -----------   -----------   -----------   -----------
               Total net sales                       $     65.6    $     63.0    $    117.6    $    119.7
                                                     ===========   ===========   ===========   ===========
Operating income                                     $     21.8    $     22.6    $     34.2    $     35.9
                                                     ===========   ===========   ===========   ===========
Operating cash flow (6)                              $     29.1    $     27.9    $     47.5    $     47.2
                                                     ===========   ===========   ===========   ===========
Income (loss) before income taxes and
extraordinary item                                   $      4.8    $      5.3    $      (.5)   $      7.2
                                                     ===========   ===========   ===========   ===========
Net income (loss)                                    $      3.2    $    (11.7)   $      (.1)   $    (10.8)
                                                     ===========   ===========   ===========   ===========

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

          Shipments
          Lumber shipments to third parties for the second quarter of 1995 increased from the second quarter of 1994. Increased shipments of redwood common lumber were partially offset by decreased shipments of other common grade lumber. Log shipments for the second quarter of 1995 were 1.6 million feet (net Scribner scale), a decrease from 4.8 million feet for the second quarter of 1994.

          Lumber shipments to third parties for the six months ended June 30, 1995 increased from the six months ended June 30, 1994. Increased shipments of redwood common lumber were partially offset by decreased shipments of upper grade redwood lumber and upper grade Douglas-fir lumber. Log shipments for the six months ended June 30, 1995 were 2.1 million feet, a decrease from 10.3 million feet for the six months ended June 30, 1994.

          Net sales
          Revenues from net sales of lumber and logs for the second quarter of 1995 increased as compared to the second quarter of 1994. This increase was principally due to higher shipments and average realized prices of redwood common lumber, partially offset by decreased log shipments and a decrease in the average realized price for common grade Douglas-fir lumber. The decrease in other sales for the second quarter of 1995 as compared to the second quarter of 1994 was due to lower sales of electrical power and decreased sales of wood chips.

          Revenues from net sales of lumber and logs for the six months ended June 30, 1995 decreased as compared to the six months ended June 30, 1994. This decrease was principally due to lower shipments of logs, upper grade redwood lumber and upper grade Douglas-fir lumber and a decrease in the average realized price for common grade Douglas-fir lumber, partially offset by increased shipments of redwood common lumber and increases in the average realized prices for both upper and common grades of redwood lumber. The increase in other sales for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 was due to increased sales of wood chips, partially offset by lower sales of electrical power.

          Operating income
          Operating income for the second quarter of 1995 and the six months ended June 30, 1995 decreased as compared to the same periods in 1994. These decreases were primarily due to lower sales of logs, partially offset by higher gross margins on wood chip sales and higher sales of lumber. Cost of goods sold for the second quarter of 1995 was reduced by $1.5 million of business interruption insurance proceeds for the settlement of claims related to the April 1992 earthquake. Costs of lumber sales for the six months ended June 30, 1995 were favorably impacted by lower purchases of logs from third parties and improved sawmill productivity.

          Income (loss) before income taxes and extraordinary item
          Income before income taxes and extraordinary item for the second quarter of 1995 decreased as compared to the second quarter of 1994. This decrease was primarily due to the decrease in operating income as discussed above. The loss before income taxes and extraordinary item for the six months ended June 30, 1995, as compared to income for the six months ended June 30, 1994, resulted from lower investment, interest and other income and the decrease in operating income. Investment, interest and other income for the six months ended June 30, 1994 included a franchise tax refund of $7.2 million (the substantial portion of which represented interest) from the State of California.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          As of June 30, 1995, the Company had consolidated long-term debt of $733.0 million (net of current maturities and restricted cash deposited in the Liquidity Account) as compared to $736.4 million at December 31, 1994. The decrease in long-term debt was primarily due to principal payments on the Timber Notes.

          The Company conducts its operations through its principal operating subsidiaries, Pacific Lumber and Britt Lumber Co., Inc. ("Britt"). The indentures governing the Pacific Lumber Senior Notes and the Timber Notes and Pacific Lumber's Revolving Credit Agreement contain various covenants which, among other things, limit the payment of dividends and restrict transactions between Pacific Lumber and its affiliates. As of June 30, 1995, under the most restrictive of these covenants, approximately $14.6 million of dividends could be paid by Pacific Lumber. During the six months ended June 30, 1995, Pacific Lumber paid dividends totalling $11.0 million.

          In March 1995, Britt paid dividends consisting of $6.0 million of receivables from its parent, MAXXAM Properties Inc. ("MPI," a wholly owned subsidiary of the Company). These receivables represented prior cash advances from Britt to MPI.

          The indenture governing the MGI Notes contains various covenants which, among other things, limit the payment of dividends and restrict transactions between the Company and its affiliates. As of June 30, 1995, under the most restrictive of these covenants, approximately $4.9 million of dividends could be paid by the Company.

          As of June 30, 1995, $19.7 million of borrowings was available under Pacific Lumber's Revolving Credit Agreement, of which $4.7 million was available for letters of credit. No borrowings were outstanding as of June 30, 1995, and letters of credit outstanding amounted to $10.3 million. Pacific Lumber has signed a commitment letter with the bank which will amend the Revolving Credit Agreement to extend its maturity date to May 31, 1998 and provide for an additional $30.0 million of available borrowings.

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

TRENDS

          During the first five months of 1995, a combination of severe weather conditions, seasonally low log inventories, the issuance of a temporary restraining order ("TRO") (which required Pacific Lumber to cease all timber harvesting operations on one of the few all-season harvest sites from which it had been able to supplement its log inventories), and other regulatory delays forced Pacific Lumber to curtail operations at one of its four sawmills and to temporarily idle another sawmill from April 17 to May 2, 1995. During late May, the weather improved and the TRO was lifted, thereby allowing Pacific Lumber to resume operations on such harvesting
site.     See  Part  II,  Item  1.  "Legal  Proceedings--Timber  Harvesting
Litigation." Accordingly, Pacific Lumber has since been able to secure an adequate supply of logs in order to resume normal operations of its sawmills.

          Additional judicial or regulatory actions adverse to Pacific Lumber, further regulatory delays and inclement weather in northern California, independently or collectively, could again impair Pacific Lumber's ability to maintain adequate log inventories and force Pacific Lumber to temporarily idle or curtail operations at certain of its lumber mills from time to time.

                         PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K and Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995 (the "Form 10-Q") for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings. Any capitalized or italicized terms used but not defined in this Item have the same meaning given to them in the Form 10-K and the Form 10-Q.

          In connection with the Kayes/Miller action, on June 15, 1995, the U.S. Ninth Circuit Court of Appeals denied defendants' petition for rehearing. On August 7, 1995, the defendants requested the U.S. Supreme Court to review the case by filing a petition for writ of certiorari.

TIMBER HARVESTING LITIGATION

          In connection with the Marbled Murrelet, et al. v. Bruce Babbitt, Secretary, Department of Interior, et al. (No. C93-1400) action, on June
20, 1995, the court entered judgment which permanently enjoined implementation of THP 90-237 in order to protect the marbled murrelet; the court also awarded plaintiffs attorneys' fees and costs in the amount of approximately $1.1 million. On July 19, 1995, the Company indicated that it intended to appeal the court's decision.


          In connection with the Sierra Club and EPIC v. The California Department of Forestry, Scotia Pacific Holding Co., et al. (No. 95 DR 0072) action, on May 18, 1995, the court dismissed the case. On May 19, 1995, plaintiffs appealed the court's decision and requested an emergency stay of harvesting. On June 6, 1995, the Court of Appeal denied the plaintiffs' request for a stay of timber harvesting operations; however, plaintiffs are continuing their appeal of the trial court's decision. In July 1995, USFWS and CDFG inspected the Company's property and determined that certain areas (which the Company estimates to be approximately 6,000 acres) are suitable marbled murrelet habitat and have prohibited harvesting on these timberlands from April 1 through September 15 (the marbled murrelet breeding and nesting season), in addition to certain other restrictions to assure that there is no adverse impact on the marbled murrelet.

          The Thron, et al. v. Pacific Lumber, et al. (No. 95 DR 0100) action was filed to challenge THP 95-042, which relates to 198 acres of residual old growth timber. On May 18, 1995, the trial court denied the plaintiffs' request for a preliminary injunction in respect of THP 95-042 and on June 13, 1995, the Court of Appeals denied plaintiffs' petition, thereby allowing Pacific Lumber to proceed with harvesting. On June 20, 1995, the California Supreme Court denied plaintiffs' request for a stay of timber harvesting operations on THP 95-042. On May 15, 1995, a stipulation was filed with the court which allowed plaintiffs to amend their petition to challenge the approvals of other THPs in the area (if and when these THPs are approved by CDF). These additional THPs included THP 95-002 relating to 366 acres of residual old growth redwood timber, which CDF approved on May 2, 1995. On June 29, 1995, the court denied plaintiffs' motion for a preliminary injunction on THP 95-002.

          On June 23, 1995, EPIC and others filed an action entitled Thron, et al. v. Pacific Lumber, et al. (No. 95 DR 0182) in Superior Court of Humboldt County. This action relates to THP 94-558 which covers approximately 265 acres of primarily residual old growth timber. This action seeks withdrawal of the approval of THP 94-558 by CDF. Plaintiffs allege, among other things, that Pacific Lumber, Scotia Pacific Holding Company and others violated the California Business and Professions Code by committing unfair business practices in seeking approval of THP 94-558. Plaintiffs sought both a preliminary injunction and "restitution of the value of and disgorgement of all profits from the sale of timber harvested" in connection with THP 94-558. On July 19, 1995, the trial court denied plaintiffs' request for a prelminary injunction and on July 21, 1995 the Court of Appeals denied plaintiffs' request for a stay of timber operations in connection with THP 94-558.

          On April 28, 1995, a lawsuit was filed entitled Lost Coast League, et al. v. CDF, et al. (No. 95 DR 0119) in the Superior Court of Humboldt County. This lawsuit challenges the March 30, 1995 re-approval of THP 93-537 which relates to 121 acres of primarily old growth Douglas fir. (In prior litigation entitled Lost Coast League, et. al. v. CDF, et. al. (No. 94 DR 0046), the Court set aside CDF's initial approval of THP 93-537 and remanded the THP to CDF for further review and consideration.)

ITEM 5.   OTHER INFORMATION

          A variety of bills are currently pending in the California legislature and the U.S. Congress which relate to the business of the Company, including the protection and acquisition of old growth and other timberlands, environmental protection and the restriction, regulation and administration of timber harvesting practices. For example, a bill was recently introduced in the California legislature which would, among other things, initiate negotiations by the California Resources Agency with Pacific Lumber for the public acquisition of approximately 4,700 acres of Pacific Lumber's timberlands, 3,000 acres of which is a contiguous block of virgin old growth redwood forest often referred to as the "Headwaters Forest."
Since this bill and the other bills are subject to amendment, it is premature to assess the ultimate content of these bills, the likelihood of any of the bills passing, or the impact of these bills on the financial position or results of operations of Pacific Lumber or the Company. Furthermore, any bills which are passed are subject to executive veto and court challenge.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.   EXHIBITS:
                    27   Financial Data Schedule

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


                                       MAXXAM GROUP INC.



Date: August 11, 1995         By:        GARY L. CLARK
                                         Gary L. Clark
                                        Vice President