Form 10-Q
period 1995-09-30
MAXXAM GROUP INC /DE/
filed 1995-11-14
CIK 764542

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q
                            --------------------
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

   Number of shares of common stock outstanding at November 1, 1995: 100


     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                             MAXXAM GROUP INC.

                                   INDEX



PART I. - FINANCIAL INFORMATION                                       PAGE

     Item 1.   Financial Statements

          Consolidated Balance Sheet at September 30, 1995
               and December 31, 1994                                  3
          Consolidated Statement of Operations for the three
               and nine months ended September 30,
               1995 and 1994                                          4
          Consolidated Statement of Cash Flows for the nine
               months ended September 30, 1995
               and 1994                                               5
          Condensed Notes to Consolidated Financial Statements        6

     Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                         9

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      13
     Item 5.   Other Information                                      14
     Item 6.   Exhibits and Reports on Form 8-K                       14
     Signatures                                                       S-1

                         CONSOLIDATED BALANCE SHEET




                                                        September 30,     December 31,
                                                             1995             1994
                                                        -------------    -------------
                                                         (Unaudited)
                                                           (In thousands of dollars)
                       ASSETS
Current assets:
     Cash and cash equivalents                          $      43,994    $     48,575
     Marketable securities                                     25,842          19,514
     Receivables:
          Trade                                                13,632          23,170
          Other                                                 1,790           7,435
     Inventories                                               76,077          70,098
     Prepaid expenses and other current assets                  4,849           3,717
                                                        -------------    -------------
          Total current assets                                166,184         172,509
Timber and timberlands, net of depletion of
     $200,594 and $188,003 at September 30, 1995
     and December 31, 1994, respectively                      340,184         350,871
Property, plant and equipment, net of accumulated
     depreciation of $65,191 and $59,081 at
     September 30, 1995 and December 31, 1994,
     respectively                                             100,359         103,183
Deferred financing costs, net                                  27,944          30,096
Deferred income taxes                                          61,836          61,498
Restricted cash                                                31,839          32,402
Other assets                                                    5,944           6,122
                                                        -------------    -------------
                                                        $     734,290    $    756,681
                                                        =============    =============

        LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Accounts payable                                   $       4,556    $      3,703
     Accrued interest                                           9,435          25,765
     Accrued compensation and related benefits                  9,555          10,622
     Deferred income taxes                                     12,986          12,986
     Other accrued liabilities                                  4,290           3,266
     Long-term debt, current maturities                        14,195          13,670
                                                        -------------    -------------
          Total current liabilities                            55,017          70,012
Long-term debt, less current maturities                       761,555         768,786
Other noncurrent liabilities                                   33,972          30,365
                                                        -------------    -------------
          Total liabilities                                   850,544         869,163
                                                        -------------    -------------

Contingencies

Stockholder's deficit:
     Common stock, $.08-1/3 par value; 1,000 shares
          authorized; 100 shares issued                             -               -
     Additional capital                                        81,287          81,287
     Accumulated deficit                                     (197,541)       (193,769)
                                                        -------------    -------------
          Total stockholder's deficit                        (116,254)       (112,482)
                                                        -------------    -------------
                                                        $     734,290    $    756,681
                                                        =============    =============


                            The accompanying notes are an integral part of these financial statements.

                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                                        (UNAUDITED)



                                             Three Months Ended               Nine Months Ended
                                                September 30,                   September 30,
                                        ----------------------------    ----------------------------
                                             1995           1994            1995            1994
                                        -------------   ------------    ------------    ------------
                                                          (In thousands of dollars)
Net sales:
     Lumber and logs                    $     54,482    $     54,313    $    161,151    $    164,198
     Other                                     8,818           6,386          19,761          16,190
                                        -------------   ------------    ------------    ------------
                                              63,300          60,699         180,912         180,388
                                        -------------   ------------    ------------    ------------

Operating expenses:
     Costs of goods sold (exclusive
          of depletion and
          depreciation)                       33,493          31,624          95,997          95,815
     Selling, general and
          administrative                       4,626           3,634          12,243          11,967
     Depletion and depreciation                6,484           6,079          19,785          17,394
                                        -------------   ------------    ------------    ------------
                                              44,603          41,337         128,025         125,176
                                        -------------   ------------    ------------    ------------

Operating income                              18,697          19,362          52,887          55,212
Other income (expense):
     Investment, interest and other
          income                               2,588           2,277           6,835          11,914
     Interest expense                        (19,298)        (19,421)        (58,228)        (57,741)
                                        -------------   ------------    ------------    ------------
Income before income taxes and
     extraordinary item                        1,987           2,218           1,494           9,385
Credit (provision) in lieu of income
     taxes                                      (839)          6,045            (466)          2,988
                                        -------------   ------------    ------------    ------------
Income before extraordinary item               1,148           8,263           1,028          12,373
Extraordinary item:
     Loss on litigation settlement,
          net of related credit in
          lieu of income taxes of
          $6,312                                   -               -               -         (14,866)
                                        -------------   ------------    ------------    ------------
Net income (loss)                       $      1,148    $      8,263    $      1,028    $     (2,493)
                                        =============   ============    ============    ============


                            The accompanying notes are an integral part of these financial statements.

                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                                      (UNAUDITED)





                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                    --------------------------
                                                                                        1995          1994
                                                                                    ----------    ------------
                                                                                     (In thousands of dollars)
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                             $    1,028    $    (2,493)
      Adjustments to reconcile net income (loss)
           to net cash provided by operating
           activities:
           Depletion and depreciation                                                   19,785         17,394
           Amortization of deferred financing
                costs and discounts on long-term
                debt                                                                     9,772          9,013
           Net purchases of marketable securities                                      (10,542)        (4,228)
           Net gains on marketable securities                                           (2,362)        (1,455)
           Decrease in receivables                                                      12,683          4,926
           Increase (decrease) in other
                liabilities                                                              9,618         (2,605)
           Increase in accounts payable                                                    853          1,699
           Decrease (increase) in accrued and
                deferred income taxes                                                      256         (2,252)
           Decrease in accrued interest                                                (16,330)       (16,652)
           Increase in inventories, net of
                depletion                                                               (6,067)        (3,443)
           Increase in prepaid expenses and other
                current assets                                                          (1,132)           (87)
           Other                                                                           465            538
                                                                                    -----------   ------------
                Net cash provided by operating
                     activities                                                         18,027            355
                                                                                    -----------   ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Payment of note receivable from affiliate                                          2,500              -
      Net proceeds from sale of assets                                                       9            404
      Capital expenditures                                                              (6,624)       (10,020)
                                                                                    -----------   ------------
                Net cash used for investing
                     activities                                                         (4,115)        (9,616)
                                                                                    -----------   ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Restricted cash released                                                             563            852
      Repurchase of and principal payments on
           long-term debt                                                              (14,256)       (13,193)
      Dividends paid                                                                    (4,800)             -
      Net borrowings under revolving credit
           agreements                                                                        -            100
                                                                                    -----------   ------------
           Net cash used for financing activities                                      (18,493)       (12,241)
                                                                                    -----------   ------------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (4,581)       (21,502)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       48,575         39,001
                                                                                    -----------   ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   43,994    $    17,499
                                                                                    ===========   ============

 SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
      Net margin borrowings (payments) for
           marketable securities                                                    $   (6,648)   $       614
      Timber and timberlands acquired subject to
           loan from seller                                                                  -            910

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Interest paid, net of capitalized interest                                    $   64,786    $    65,380
      Income taxes paid (refunded)                                                      (5,461)         1,120
      Tax allocation payments to MAXXAM                                                      -            397


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

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1995, the consolidated results of operations for the three and nine months ended September 30, 1995 and 1994 and consolidated cash flows for the nine months ended September 30, 1995 and 1994. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").

2.   CASH AND CASH EQUIVALENTS

          At September 30, 1995 and December 31, 1994, cash and cash equivalents includes $4,682 and $19,439, respectively, which is restricted for debt service payments on the 7.95% Timber Collateralized Notes due 2015.

3.   INVENTORIES

          Inventories consist of the following:





                                                          September 30,    December 31,
                                                               1995            1994
                                                          -------------   -------------
Lumber                                                    $      58,177   $      55,310
Logs                                                             17,900          14,788
                                                          -------------   -------------
                                                          $      76,077   $      70,098
                                                          =============   =============



4.   LONG-TERM DEBT

          Long-term debt consists of the following:




                                                            September 30,   December 31,
                                                                 1995           1994
                                                            -------------   ------------
7.95% Timber Collateralized Notes due
     July 20, 2015                                          $    350,233    $    363,811
11-1/4% Senior Secured Notes due August 1,
     2003                                                        100,000         100,000
12-1/4% Senior Secured Discount Notes due
     August 1, 2003, net of discount                              89,699          82,779
10-1/2% Senior Notes due March 1, 2003                           235,000         235,000
Other                                                                818             866
                                                            -------------   ------------
                                                                 775,750         782,456
Less: current maturities                                         (14,195)        (13,670)
                                                            -------------   ------------
                                                            $    761,555    $    768,786
                                                            =============   ============


5.   CONTINGENCIES

          The Company's operations are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species, water quality and air and water pollution. The Company does not expect that compliance with such existing laws and regulations will have a material adverse effect on the Company's future consolidated operating results or financial position; however, there can be no assurance that future legislation, governmental regulations or judicial or administrative decisions would not adversely affect the Company or its ability to sell lumber, logs or timber. In recent developments, on June 30, 1995, the United States Supreme Court issued the Sweet Home v. Babbitt decision finding that under the federal Endangered Species Act (the "ESA") the use of private property can be restricted in a manner to prevent significant modification to habitat for endangered or threatened species. Also, in July 1995, in a case entitled Marbled Murrelet v. Babbitt (Case No. C-91-
522R), a U.S. District Court in Seattle ordered the U.S. Fish and Wildlife Service (the "USFWS") to make its final designation of critical habitat for the marbled murrelet by January 29, 1996 and to issue its proposed final designation of critical habitat by August 1, 1995. On August 10, 1995, the USFWS published its proposed final designation of critical habitat for the marbled murrelet, designating over four million acres as critical habitat for the marbled murrelet, including approximately 33,000 acres of Pacific Lumber's timberlands. The proposed designation was subject to a 60-day comment period and Pacific Lumber filed comments vigorously opposing the proposed designation. It is impossible to determine the potential adverse impact of such designation on the Company's consolidated financial position or results of operations until such time as the proposed designation is finalized and related regulatory and legal issues are fully resolved. However, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on timberlands designated as marbled murrelet critical habitat, such restrictions could have a material adverse effect on the Company's consolidated financial position and results of operations. If Pacific Lumber is unable to harvest or is severely limited in harvesting, Pacific Lumber intends to seek full compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a regulatory taking.

          There continue to be other regulatory actions and lawsuits seeking to have various species listed as threatened or endangered under the ESA and/or the California Endangered Species Act and to designate critical habitat for such species. It is uncertain what impact, if any, such listings and/or designations of critical habitat will have on the Company's consolidated financial position or results of operations.

          Various groups and individuals have filed objections with the California Department of Forestry ("CDF") regarding the CDF's actions and rulings with respect to certain of the Company's timber harvesting plans ("THPs"), and the Company expects that such groups and individuals will continue to file objections to the Company's THPs. In addition, lawsuits are pending and threatened which seek to prevent the Company from implementing certain of its approved THPs and undertaking other timber harvesting operations. These challenges have severely restricted The Pacific Lumber Company's ("Pacific Lumber," a wholly owned subsidiary of the Company) ability to harvest virgin old growth redwood timber on its property during the past few years, as well as substantial amounts of virgin Douglas-fir timber which are located in virgin old growth redwood stands. No assurance can be given as to the extent of such litigation in the future. The Company believes that environmentally focused challenges to its THPs are likely to occur in the future, particularly with respect to virgin and residual old growth timber. Although such challenges have delayed or prevented the Company from conducting a portion of its operations, to date such challenges have not had a material adverse effect on the Company's consolidated financial position or results of operations. It is, however, impossible to predict the future nature or degree of such challenges or their ultimate impact on the consolidated operating results or financial position of the Company.

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

RESULTS OF OPERATIONS

          The Company's business is highly seasonal in that the Company generally experiences lower first and fourth quarter sales during the winter months due largely to the general decline in construction related activity. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and nine months ended September 30, 1995 and 1994.





                                                                          Three Months Ended            Nine Months Ended
                                                                             September 30,                September 30,
                                                                       ------------------------    --------------------------
                                                                          1995          1994           1995           1994
                                                                       ----------    ----------    -----------    -----------
                                                                        (In millions of dollars, except shipments and prices)
Shipments:
     Lumber: (1)
          Redwood upper grades                                               11.5          12.5           35.0           38.2
          Redwood common grades                                              48.3          55.8          164.2          160.9
          Douglas-fir upper grades                                            1.8           1.7            5.0            6.1
          Douglas-fir common grades and other                                21.8          16.0           53.3           47.9
                                                                       ----------    ----------    -----------    -----------
               Total lumber                                                  83.4          86.0          257.5          253.1
                                                                       ==========    ==========    ===========    ===========
     Logs (2)                                                                 4.8           1.6            6.9           12.0
                                                                       ==========    ==========    ===========    ===========
     Wood chips (3)                                                          67.1          57.0          166.8          152.2
                                                                       ==========    ==========    ===========    ===========
Average sales price:
     Lumber: (4)
          Redwood upper grades                                         $    1,514    $    1,434    $     1,510    $     1,436
          Redwood common grades                                               499           472            476            460
          Douglas-fir upper grades                                          1,261         1,431          1,308          1,402
          Douglas-fir common grades                                           416           429            395            439
     Logs (4)                                                                 453           515            462            638
     Wood chips (5)                                                           114            85            102             82

Net sales:
     Lumber, net of discount                                           $     52.3    $     53.5    $     158.0    $     156.6
     Logs                                                                     2.2            .8            3.2            7.6
     Wood chips                                                               7.6           4.8           17.0           12.5
     Cogeneration power                                                        .9           1.2            1.7            2.7
     Other                                                                     .3            .4            1.0            1.0
                                                                       ----------    ----------    -----------    -----------
               Total net sales                                         $     63.3    $     60.7    $     180.9    $     180.4
                                                                       ==========    ==========    ===========    ===========
Operating income                                                       $     18.7    $     19.4    $      52.9    $      55.2
                                                                       ==========    ==========    ===========    ===========
Operating cash flow (6)                                                $     25.2    $     25.4    $      72.7    $      72.6
                                                                       ==========    ==========    ===========    ===========

Income before income taxes and extraordinary item                      $      2.0    $      2.2    $       1.5    $       9.4
                                                                       ==========    ==========    ===========    ===========
Net income (loss)                                                      $      1.1    $      8.3    $       1.0    $      (2.5)
                                                                       ==========    ==========    ===========    ===========



---------------


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



          Shipments
          Lumber shipments to third parties for the third quarter of 1995 decreased from the third quarter of 1994. Decreased shipments of both common and upper grade redwood lumber were partially offset by increased shipments of common grade Douglas-fir lumber. Log shipments for the third quarter of 1995 were 4.8 million feet (net Scribner scale), an increase from 1.6 million feet for the third quarter of 1994.

          Lumber shipments to third parties for the nine months ended September 30, 1995 increased from the nine months ended September 30, 1994. Increased shipments of common grade Douglas-fir lumber and redwood common lumber were partially offset by decreased shipments of upper grade redwood lumber. Log shipments for the nine months ended September 30, 1995 were
6.9 million feet, a decrease from 12.0 million feet for the nine months ended September 30, 1994.

          Net sales
          Revenues from net sales of lumber and logs for the third quarter of 1995 were essentially unchanged from the third quarter of 1994. Increased shipments of common grade Douglas-fir lumber, increased log shipments and an increase in the average realized price for redwood common lumber were offset by decreased shipments of common and upper grade redwood lumber. The increase in other sales for the third quarter of 1995 as compared to the third quarter of 1994 was due to increased sales of wood chips.

          Revenues from net sales of lumber and logs for the nine months ended September 30, 1995 decreased as compared to the nine months ended September 30, 1994. This decrease was principally due to lower shipments of logs and upper grade redwood lumber and lower average realized prices for logs and common grade Douglas-fir lumber, partially offset by higher average realized prices for both upper and common grades of redwood lumber and increased shipments of common grade Douglas-fir lumber and redwood common lumber. The increase in other sales for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 was due to increased sales of wood chips, partially offset by lower sales of electrical power.

          Operating income
          Operating income for the third quarter of 1995 and the nine months ended September 30, 1995 decreased as compared to the same periods in 1994. The decrease for the third quarter of 1995 was primarily due to higher costs of lumber sales, partially offset by higher gross margins on wood chip sales and increased sales of logs. The decrease for the nine months ended September 30, 1995 was primarily due to lower sales of logs and higher costs of lumber sales, partially offset by higher gross margins on wood chip sales and higher sales of lumber. Costs of lumber sales for both 1995 periods were unfavorably impacted by higher purchases of logs from third parties, partially offset by improved sawmill productivity. Cost of goods sold for the nine months ended September 30, 1995 was reduced by $1.5 million of business interruption insurance proceeds for the settlement of claims related to the April 1992 earthquake.

          Income before income taxes and extraordinary item
          Income before income taxes and extraordinary item for the third quarter of 1995 and the nine months ended September 30, 1995 decreased as compared to the same periods in 1994. The decrease for the third quarter of 1995 was primarily due to the decrease in operating income, partially offset by higher investment, interest and other income. The decrease for the nine months ended September 30, 1995 was primarily due to lower investment, interest and other income and the decrease in operating income. Investment, interest and other income for the nine months ended September 30, 1994 included a franchise tax refund of $7.2 million (the substantial portion of which represented interest) from the State of California.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          As of September 30, 1995, the Company had consolidated long-term debt of $729.7 million (net of current maturities and restricted cash deposited in the Liquidity Account) as compared to $736.4 million at December 31, 1994. The decrease in long-term debt was primarily due to principal payments on the Timber Notes.

          The Company conducts its operations through its principal operating subsidiaries, Pacific Lumber and Britt Lumber Co., Inc. ("Britt"). The indentures governing the Pacific Lumber Senior Notes and the Timber Notes and Pacific Lumber's Revolving Credit Agreement contain various covenants which, among other things, limit the payment of dividends and restrict transactions between Pacific Lumber and its affiliates. As of September 30, 1995, under the most restrictive of these covenants, approximately $12.6 million of dividends could be paid by Pacific Lumber. During the nine months ended September 30, 1995, Pacific Lumber paid dividends totaling $19.0 million.

          In March 1995, Britt paid dividends consisting of $6.0 million of receivables from its parent, MAXXAM Properties Inc. ("MPI," a wholly owned subsidiary of the Company). These receivables represented prior cash advances from Britt to MPI.

          The indenture governing the MGI Notes contains various covenants which, among other things, limit the payment of dividends and restrict transactions between the Company and its affiliates. As of September 30, 1995, under the most restrictive of these covenants, approximately $.6 million of dividends could be paid by the Company. On September 29, 1995, the Company paid dividends of $4.8 million.

          As of September 30, 1995, $18.1 million of borrowings was available under Pacific Lumber's Revolving Credit Agreement, of which $3.1 million was available for letters of credit. No borrowings were outstanding as of September 30, 1995, and letters of credit outstanding amounted to $11.9 million. In November 1995, the Revolving Credit Agreement was amended to extend its maturity date to May 31, 1998 and provide for an additional $30.0 million of available borrowings which can be used for the acquisition of timberlands.

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

TRENDS

          See Note 5 of the Condensed Notes to Consolidated Financial Statements for the disclosures the Company has made with respect to the proposed final designation of approximately 33,000 acres of Pacific Lumber's timberlands as critical habitat for the marbled murrelet.

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

                         PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K and Part II, Item 1 of the Company's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1995 and June 30, 1995 (the "Forms 10-Q") for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings. Any capitalized or italicized terms used but not defined in this Item have the same meaning given to them in the Form 10-K and the Forms 10-Q.

          In connection with the Kayes/Miller action, on October 10, 1995, the U.S. Supreme Court denied defendants' petition for writ of certiorari. The U.S. District Court is expected to reassume jurisdiction of this case. A status conference is scheduled for November 17, 1995 in this case and the DOL civil action.

TIMBER HARVESTING LITIGATION

          In connection with Sierra Club and EPIC v. The California Department of Forestry, Scotia Pacific Holding Co., et al. (No. 95 DR
0072), on August 30, 1995, the Court of Appeal denied plaintiffs' motion for reconsideration of the Court's June 6, 1995 order which, among other things, denied plaintiffs' request for a stay of timber harvesting operations pursuant to the forest health exemptions previously filed by Pacific Lumber and its subsidiaries. On September 1, 1995, Pacific Lumber and its subsidiaries notified the CDF that it intended to commence operations under the forest health exemptions shortly after September 15, 1995, the end of the marbled murrelet nesting season. On September 15, 1995, EPIC filed another lawsuit with respect to the forest health exemptions which are the subject of the above-referenced case; that case is entitled Marbled Murrelet, et al.v. Bruce Babbitt, et al. (No. C-95-3261) and was filed in the U.S. District Court for the Northern District of California. The complaint alleges violations of the ESA, the National Environmental Protection Act ("NEPA") and the Administrative Procedures Act ("APA"). Plaintiffs claim, among other things, that the timber harvesting operations pursuant to the forest health exemptions will contribute to the destruction of habitat for the marbled murrelet. At a hearing on September 28, 1995, the Court issued a preliminary injunction enjoining Pacific Lumber and its subsidiaries from conducting timber harvesting operations under portions of the forest health exemptions until a trial on the merits of the case; the majority of the timberlands which are subject to the injunction are timberlands which have been proposed as critical habitat for the marbled murrelet. On October 10, 1995, Pacific Lumber appealed the issuance of the preliminary injunction to the U.S. Ninth Circuit Court of Appeals.

          In connection with the Thron, et al. v. Pacific Lumber, et al. (No. 95 DR 0100) and Thron, et al. v. Pacific Lumber, et al. (No. 95 DR
0182) actions, on October 16, 1995 the Court dismissed these cases, with prejudice. As part of the dismissal stipulation, plaintiffs agreed that they will not file or assist in any other litigation challenging the CDF's approval of the THPs involved in these cases.

          In connection with Lost Coast League, et al. v. CDF, et al. (No.
94 DR 0046), on September 14, 1995, the Court granted defendants' motion to strike plaintiffs' first supplement to the first amended petition. The Court is expected to establish a briefing and trial schedule if plaintiffs object to the reapproved THP 95-537. In connection with Lost Coast League, et al.
v. CDF, et al. (No. 95 DR 0119), on September 14, 1995, the Court sustained the defendants' demurrer; this case has been dismissed.

ITEM 5.   OTHER INFORMATION

          A variety of bills are currently pending in the California legislature and the U.S. Congress which relate to the business of the Company, including the protection and acquisition of old growth and other timberlands, environmental protection and the restriction, regulation and administration of timber harvesting practices. For example, a bill is pending in the California legislature which would, among other things, initiate negotiations by the California Resources Agency with Pacific Lumber for the public acquisition of approximately 4,700 acres of Pacific Lumber's timberlands, 3,000 acres of which is a contiguous block of virgin old growth redwood forest often referred to as the "Headwaters Forest." Since this bill and the other bills are subject to amendment, it is premature to assess the ultimate content of these bills, the likelihood of any of the bills passing, or the impact of these bills on the financial position or results of operations of Pacific Lumber or the Company. Furthermore, any bills which are passed are subject to executive veto and court challenge.

          In January 1995, an action entitled U.S., ex rel., Martel v. Hurwitz, et al. was filed in the U.S. District Court for the Northern District of California (No. C950322) against the Company and others. Plaintiff alleges, among other things, that defendants used the federally insured assets of United Savings Association of Texas ("USAT") to acquire junk bonds from Michael Milken and Drexel, Burnham, Lambert Inc. ("Drexel") and that, in exchange, Mr. Milken and Drexel arranged financing for defendants' various business ventures, including the acquisition of Pacific Lumber. Plaintiff alleges that USAT became insolvent in 1988 and that defendants should be required to pay $1.6 billion (subject to trebling) to cover USAT's losses. Plaintiff seeks, among other things, that the Court impose a constructive trust upon the fruits of the alleged improper use of USAT funds. This action is purportedly brought by plaintiff on behalf of the U.S. government; however, it is the Company's understanding that the U.S. government has declined to participate in the suit.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          A.  EXHIBITS:

   4.1 Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit 4.1 to Pacific Lumber's Quarterly Report on
Form 10-Q for the quarter ended September 30, 1995, File No. 1-9204)

   4.2 Form of Deed of Trust, Assignment of Rents, Grant of Easement and Fixture Filing (incorporated herein by reference to Exhibit 4.2 to Pacific Lumber's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-9204)

  27  Financial Data Schedule

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


                                       MAXXAM GROUP INC.




Date: November 14, 1995      By:        GARY L. CLARK
                                         Gary L. Clark
                                        Vice President