Form 10-Q
period 1996-03-31
MAXXAM GROUP INC /DE/
filed 1996-05-08
CIK 764542

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                              ---------------

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

Yes /X/   No /  /


      Number of shares of common stock outstanding at May 1, 1996: 100


     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                             MAXXAM GROUP INC.

                                   INDEX


PART I. - FINANCIAL INFORMATION                                     PAGE

     Item 1.   Financial Statements

          Consolidated Balance Sheet at March 31, 1996 and
               December 31, 1995                                       3
          Consolidated Statement of Operations for the three months
               ended March 31, 1996 and 1995                           4
          Consolidated Statement of Cash Flows for the three months
               ended March 31, 1996 and 1995                           5
          Condensed Notes to Consolidated Financial Statements         6

     Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations      9

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      12
     Item 5.   Other Information                                      12
     Item 6.   Exhibits and Reports on Form 8-K                       12
     Signatures                                                      S-1

                     MAXXAM GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET

              (In thousands of dollars, except share amounts)




                                                                                        March 31,    December 31,
                                                                                          1996           1995
                                                                                      ------------   ------------
                                                                                       (Unaudited)
                                      ASSETS

Current assets:
     Cash and cash equivalents                                                        $    55,841    $    48,396
     Marketable securities                                                                 16,187         36,568
     Receivables:
          Trade                                                                            14,538         20,576
          Other                                                                             2,261          1,624
     Inventories                                                                           73,144         77,904
     Prepaid expenses and other current assets                                              6,858          7,101
                                                                                      ------------   ------------
          Total current assets                                                            168,829        192,169
Timber and timberlands, net of depletion of $207,478 and $204,856 at March 31,
     1996 and December 31, 1995, respectively                                             335,613        337,390
Property, plant and equipment, net of accumulated depreciation of $69,887 and
     $67,732 at March 31, 1996 and December 31, 1995, respectively                         99,904        100,142
Deferred financing costs, net                                                              26,524         27,288
Deferred income taxes                                                                      58,407         58,485
Restricted cash                                                                            31,067         31,367
Other assets                                                                                5,538          5,542
                                                                                      ------------   ------------
                                                                                      $   725,882    $   752,383
                                                                                      ============   ============

                       LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Accounts payable                                                                 $     4,348    $     4,166
     Accrued interest                                                                       9,302         25,354
     Accrued compensation and related benefits                                              7,500          9,611
     Deferred income taxes                                                                 10,244         10,244
     Other accrued liabilities                                                              2,830          4,435
     Long-term debt, current maturities                                                    14,415         14,195
                                                                                      ------------   ------------
          Total current liabilities                                                        48,639         68,005
Long-term debt, less current maturities                                                   758,398        764,310
Other noncurrent liabilities                                                               34,066         33,813
                                                                                      ------------   ------------
          Total liabilities                                                               841,103        866,128
                                                                                      ------------   ------------

Contingencies

Stockholder's deficit:
     Common stock, $.08-1/3 par value; 1,000 shares authorized; 100 shares issued              --             --
     Additional capital                                                                    81,287         81,287
     Accumulated deficit                                                                 (196,508)      (195,032)
                                                                                      ------------   ------------
          Total stockholder's deficit                                                    (115,221)      (113,745)
                                                                                      ------------   ------------
                                                                                      $   725,882    $   752,383
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


                                    MAXXAM GROUP INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENT OF OPERATIONS
                                                (UNAUDITED)



                                                                             Three Months Ended
                                                                                 March 31,
                                                                        ---------------------------
                                                                            1996           1995
                                                                        ------------   ------------
                                                                         (In thousands of dollars)
Net sales:
     Lumber and logs                                                    $    54,725    $    46,983
     Other                                                                    5,079          4,985
                                                                        ------------   ------------
                                                                             59,804         51,968
                                                                        ------------   ------------

Operating expenses:
     Costs of goods sold (exclusive of depletion and depreciation)           33,078         29,470
     Selling, general and administrative                                      3,630          4,092
     Depletion and depreciation                                               6,679          5,983
                                                                        ------------   ------------
                                                                             43,387         39,545
                                                                        ------------   ------------

Operating income                                                             16,417         12,423

Other income (expense):
     Investment, interest and other income                                    3,298          1,802
     Interest expense                                                       (19,498)       (19,523)
                                                                        ------------   ------------
Income (loss) before income taxes                                               217         (5,298)
Credit (provision) in lieu of income taxes                                      (93)         2,006
                                                                        ------------   ------------
Net income (loss)                                                       $       124    $    (3,292)
                                                                        ============   ============

                            The accompanying notes are an integral part of these financial statements.


                               MAXXAM GROUP INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF CASH FLOWS
                                            (UNAUDITED)



                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                             ---------------------------
                                                                                                 1996           1995
                                                                                             ------------   ------------
                                                                                              (In thousands of dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                       $       124    $    (3,292)
     Adjustments to reconcile net income (loss) to net cash provided by (used for)
          operating activities:
          Net sales (purchases) of marketable securities                                          21,579        (11,258)
          Depletion and depreciation                                                               6,679          5,983
          Amortization of deferred financing costs and discounts on long-term debt                 3,566          3,231
          Net gains on marketable securities                                                      (1,198)          (656)
          Decrease in receivables                                                                  5,401         11,725
          Decrease in inventories, net of depletion                                                2,901          2,949
          Decrease (increase) in prepaid expenses and other current assets                           247         (1,331)
          Increase in accounts payable                                                               182             60
          Decrease (increase) in accrued and deferred income taxes                                    93         (1,879)
          Decrease in accrued interest                                                           (16,052)       (16,239)
          Decrease in other liabilities                                                           (3,478)        (1,703)
          Other                                                                                       (5)           406
                                                                                             ------------   ------------
               Net cash provided by (used for) operating activities                               20,039        (12,004)
                                                                                             ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net proceeds from sale of assets                                                                 42             14
     Capital expenditures                                                                         (2,842)        (1,884)
                                                                                             ------------   ------------
               Net cash used for investing activities                                             (2,800)        (1,870)
                                                                                             ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Restricted cash deposits, net                                                                   300             77
     Principal payments on long-term debt                                                         (8,494)        (8,237)
     Dividends paid                                                                               (1,600)            --
                                                                                             ------------   ------------
               Net cash used for financing activities                                             (9,794)        (8,160)
                                                                                             ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               7,445        (22,034)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                  48,396         48,575
                                                                                             ------------   ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $    55,841    $    26,541
                                                                                             ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest                                              $    31,984    $    32,531



                            The accompanying notes are an integral part of these financial statements.


                     MAXXAM GROUP INC. AND SUBSIDIARIES

            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (In thousands of dollars)


1.        GENERAL

          The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by MAXXAM Group Inc. with the Securities and Exchange Commission for the fiscal year ended December 31,1995 (the "Form 10-K"). All references to the "Company" or "MGI" include MAXXAM Group Inc. and its subsidiary companies unless otherwise indicated or the context indicates otherwise. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1996 and the consolidated results of operations and cash flows for the three months ended March 31, 1996 and 1995. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").

2.        RESTRICTED CASH

          Restricted cash represents the amount deposited into an account held by the Trustee under the indenture governing the Timber Notes of the Company's indirect wholly owned subsidiary, Scotia Pacific Holding Company ("Scotia Pacific").

          At March 31, 1996 and December 31, 1995, cash and cash equivalents also includes $4,578 and $19,742, respectively, which is restricted for debt service payments on the succeeding Note Payment date for the Timber Notes.

3.        INVENTORIES

          Inventories consist of the following:

                                      March 31,    December 31,
                                        1996           1995
                                    ------------   ------------
          Lumber                    $     59,100   $     59,563
          Logs                            14,044         18,341
                                    ------------   ------------
                                    $     73,144   $     77,904
                                    ============   ============

4.        LONG-TERM DEBT

          Long-term debt consists of the following:




                                                                                      March 31,    December 31,
                                                                                        1996           1995
                                                                                    ------------   ------------
7.95% Scotia Pacific Timber Collateralized Notes due July 20, 2015                  $   341,740    $   350,233
11-1/4% MGI Senior Secured Notes due August 1, 2003                                     100,000        100,000
12-1/4% MGI Senior Secured Discount Notes due August 1, 2003, net of discount            95,300         92,498
10-1/2% Pacific Lumber Senior Notes due March 1, 2003                                   235,000        235,000
Other                                                                                       773            774
                                                                                    ------------   ------------
                                                                                        772,813        778,505
Less: current maturities                                                                (14,415)       (14,195)
                                                                                    ------------   ------------
                                                                                    $   758,398    $   764,310
                                                                                    ============   ============


5.        CONTINGENCIES

          The Company's forest products operations are primarily conducted by The Pacific Lumber Company ("Pacific Lumber") and are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. While the Company does not expect that Pacific Lumber's compliance with such existing laws and regulations will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity, Pacific Lumber is subject to certain pending matters, including the pending final designation of critical habitat for the marbled murrelet (described below), which could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. Moreover, the laws and regulations relating to the Company's forest products operations are modified from time to time and are subject to judicial and administrative interpretation. There can be no assurance that certain pending or future governmental regulations, legislation or judicial or administrative decisions would not materially and adversely affect Pacific Lumber or its ability to sell lumber, logs or timber (see below).

          In 1995, the U.S. Fish and Wildlife Service (the "USFWS") published its proposed final designation ("Proposed Designation") of critical habitat for the marbled murrelet, seeking to designate over four million acres as critical habitat for the marbled murrelet, including approximately 33,000 acres of Pacific Lumber's timberlands. The Proposed Designation was subject to a 60-day comment period and Pacific Lumber filed comments vigorously opposing the Proposed Designation. The USFWS has not yet published its final designation of critical habitat for the marbled murrelet but is under court order to do so by May 15, 1996. Pacific Lumber is unable to predict when or if it will be able to harvest on any acreage finally designated as critical habitat. Furthermore, it is impossible for the Company to determine the potential adverse impact of such designation on the Company's consolidated financial position, results of operations or liquidity until such time as the Proposed Designation is finalized and related regulatory and legal issues are fully resolved. However, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on timberlands designated as marbled murrelet critical habitat, such restrictions could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. If Pacific Lumber is unable to harvest or is severely limited in harvesting, it intends to seek full compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking.

          There continue to be other regulatory actions and lawsuits seeking to have various other species listed as threatened or endangered under the federal Endangered Species Act and/or the California Endangered Species Act and to designate critical habitat for such species. It is uncertain what impact, if any, such listings and/or designations of critical habitat would have on the Company's consolidated financial position, results of operations or liquidity.

          In 1994, the California Board of Forestry ("BOF") adopted certain regulations regarding compliance with long-term sustained yield objectives. These regulations require timber companies to project the average annual growth they will have on their timberlands during the last decade of a 100-year planning period ("Projected Annual Growth"). During any rolling ten-year period, the average annual harvest over such ten-year period may not exceed Projected Annual Growth. The first ten-year period began in May 1994. Pacific Lumber is required to submit, by October 1996, a plan setting forth, among other things, its Projected Annual Growth. Pacific Lumber has not completed its analysis of the projected productivity of its timberlands and is therefore unable to predict the impact that these regulations will have on its future timber harvesting practices; however, the final results of this analysis could require Pacific Lumber to reduce (or permit it to increase) its timber harvest in future years from the average annual harvest that it has experienced in recent years. Pacific Lumber believes that it would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands and by increasing the productivity of its timberlands, although there can be no assurance that it would be able to do so. The Company is unable to predict the ultimate impact the sustained yield regulations will have on its future consolidated financial position, results of operations or liquidity.

          Various groups and individuals have filed objections with the California Department of Forestry ("CDF") and the BOF regarding the CDF's and the BOF's actions and rulings with respect to certain of the Company's timber harvesting plans ("THPs"), and the Company expects that such groups and individuals will continue to file objections to certain of the Company's THPs. In addition, lawsuits are pending which seek to prevent the Company from implementing certain of its approved THPs and other harvesting operations. These challenges have severely restricted Pacific Lumber's ability to harvest old growth timber on its property. To date, challenges with respect to the Company's THPs relating to young growth timber have been limited; however, no assurance can be given as to the extent of such challenges in the future. The Company believes that environmentally focused challenges to its THPs are likely to occur in the future, particularly with respect to virgin and residual old growth timber. Although such challenges have delayed or prevented the Company from conducting a portion of its operations, they have not had a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. It is, however, impossible to predict the future nature or degree of such challenges or their ultimate impact on the Company's consolidated financial position, results of operations or liquidity.

          The Company is also involved in various claims, lawsuits and proceedings relating to a wide variety of other matters. While there are uncertainties inherent in the ultimate outcome of such matters and it is impossible to determine the ultimate costs that may be incurred, management believes that the resolution of such uncertainties and the incurrence of such costs should not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the response to Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

RESULTS OF OPERATIONS

          The Company's business is seasonal in that the Company generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three months ended March 31, 1996 and 1995.



                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                            ------------------------------
                                                                                                 1996             1995
                                                                                            --------------   --------------
                                                                                               (In millions of dollars,
                                                                                             except shipments and prices)
Shipments:
     Lumber: (1)
          Redwood upper grades                                                                        10.4            10.6
          Redwood common grades                                                                       57.3            51.1
          Douglas-fir upper grades                                                                     2.2             1.8
          Douglas-fir common grades and other                                                         21.2            16.5
                                                                                            --------------   --------------
               Total lumber                                                                           91.1            80.0
                                                                                            ==============   ==============
     Logs (2)                                                                                          5.9              .5
                                                                                            ==============   ==============
     Wood chips (3)                                                                                   49.0            46.9
                                                                                            ==============   ==============

Average sales price:
     Lumber: (4)
          Redwood upper grades                                                              $        1,386   $       1,544
          Redwood common grades                                                                        482             427
          Douglas-fir upper grades                                                                   1,153           1,368
          Douglas-fir common grades                                                                    378             379
     Logs (4)                                                                                          469             227
     Wood chips (5)                                                                                     87              89

Net sales:
     Lumber, net of discount                                                                $         51.9   $        46.9
     Logs                                                                                              2.8              .1
     Wood chips                                                                                        4.3             4.2
     Cogeneration power                                                                                 .4              .5
     Other                                                                                              .4              .3
                                                                                            ---------------  --------------
               Total net sales                                                              $         59.8   $        52.0
                                                                                            ===============  ==============
Operating income                                                                            $         16.4   $        12.4
                                                                                            ===============  ==============
Operating cash flow (6)                                                                     $         23.1   $        18.4
                                                                                            ===============  ==============
Income (loss) before income taxes                                                           $           .2   $        (5.3)
                                                                                            ===============  ==============
Net income (loss)                                                                           $           .1   $        (3.3)
                                                                                            ===============  ==============



- ---------------


(1)  Lumber shipments are expressed in millions of board feet.
(2)  Log shipments are expressed in millions of feet, net Scribner scale.
(3)  Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(4)  Dollars per thousand board feet.
(5)  Dollars per bone dry unit.
(6)  Operating income before depletion and depreciation, also referred to as "EBITDA."



          Shipments
          Lumber shipments to third parties for the three months ended March 31, 1996 increased by 14% from the three months ended March 31, 1995, principally due to increased shipments of redwood common lumber and common and upper grade Douglas-fir lumber. Log shipments for the same periods were 5.9 million feet (net Scribner scale) and .5 million feet, respectively.

          Net sales
          Net sales for the three months ended March 31, 1996 increased from the three months ended March 31, 1995, principally due to higher average realized prices and increased shipments of redwood common lumber, higher average realized prices and increased shipments of logs, and increased shipments of Douglas-fir common lumber, offset by lower average realized prices for upper grade redwood and Douglas-fir lumber. Shipments of fencing and other value-added common lumber products from Pacific Lumber's new remanufacturing facility were a contributing factor in the improved redwood common lumber realizations.

          Operating income
          Operating income for the three months ended March 31, 1996, which increased from the three months ended March 31, 1995, reflects the improvement in net sales as discussed above.

          Income (loss) before income taxes
          Income before income taxes for the three months ended March 31, 1996, compared to the loss before income taxes for the three months ended March 31, 1995, resulted primarily from an increase in operating income as discussed above.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          The Company conducts its operations through its principal operating subsidiaries, Pacific Lumber and Britt Lumber Co., Inc.
The indentures governing the Pacific Lumber Senior Notes and the Timber Notes and Pacific Lumber's Revolving Credit Agreement contain various covenants which, among other things, limit the payment of dividends and restrict transactions between Pacific Lumber and its affiliates. As of March 31, 1996, under the most restrictive of these covenants, approximately $21.5 million of dividends could be paid by Pacific Lumber.

          As of March 31, 1996, $46.9 million of borrowings was available under Pacific Lumber's Revolving Credit Agreement, of which $3.4 million was available for letters of credit and $30.0 million for timberland acquisitions. No borrowings were outstanding as of March 31, 1996, and letters of credit outstanding amounted to $11.6 million.

          The indenture governing the MGI Notes, among other things, restricts the ability of the Company to incur additional indebtedness, engage in transactions with affiliates, pay dividends and make investments. In January 1996, the Company paid dividends of $1.6 million. As of March 31, 1996, under the most restrictive of these covenants, an additional $.4 million of dividends could be paid by the Company.

          As of March 31, 1996, the Company had consolidated long-term debt of $727.3 million (net of current maturities and restricted cash deposited in the Liquidity Account) as compared to $732.9 million at December 31, 1995. The decrease in long-term debt was primarily due to principal payments on the Timber Notes. The Company and its subsidiaries anticipate that cash flow from operations, together with existing cash, cash equivalents, marketable securities and available sources of financing, will be sufficient to fund their working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, the Company and its subsidiaries believe that their existing cash and cash equivalents, together with their ability to generate sufficient cash flow from operations and obtain both short and long-term financing, should provide sufficient funds to meet their working capital and capital expenditure requirements. However, due to their highly leveraged condition, the Company and its subsidiaries are more sensitive than less leveraged companies to factors affecting their operations, including litigation and governmental regulation affecting their timber harvesting practices, increased competition from other lumber producers or alternative building products and general economic conditions.

TRENDS

          The Company's forest products operations are primarily conducted by Pacific Lumber and are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. While the Company does not expect that Pacific Lumber's compliance with such existing laws and regulations will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity, Pacific Lumber is subject to certain pending matters, including the pending final designation of critical habitat for the marbled murrelet (see Note 5 to the Consolidated Financial Statements set forth in Part I,
Item 1 of this Report), which could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. Moreover, the laws and regulations relating to the Company's forest products operations are modified from time to time and are subject to judicial and administrative interpretation. There can be no assurance that certain pending or future governmental regulations, legislation or judicial or administrative decisions would not materially and adversely affect Pacific Lumber or its ability to sell lumber, logs or timber. See also Note 5 to the Consolidated Financial Statements set forth in Part I,
Item 1 of this Report.

          Judicial or regulatory actions adverse to Pacific Lumber, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair Pacific Lumber's ability to maintain adequate log inventories and force Pacific Lumber to temporarily idle or curtail operations at certain of its lumber mills from time to time.

          See also Part II, Item 1. "Legal Proceedings -- Timber
Harvesting Litigation" regarding a government takings action recently filed by a subsidiary of Pacific Lumber and additional takings claims which could be filed by Pacific Lumber and its subsidiaries.

                         PART II. OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings.

TIMBER HARVESTING LITIGATION

          In connection with the Kayes/Miller actions and the DOL civil action, a definitive agreement has been reached and approved by the Board of Directors of Pacific Lumber and MAXXAM. The principal terms of the proposed settlement involve the payment to class plaintiffs and their counsel of $7.0 million in cash by Pacific Lumber in exchange for full releases by the plaintiffs of defendants and dismissal of the Kayes/Miller and DOL actions. In addition, the Court has scheduled a hearing for preliminary approval of the settlement agreement on May 10, 1996, and a final hearing on the settlement agreement on July 12, 1996.

          In connection with the Marbled Murrelet action, on April 3, 1996, the Court granted a preliminary injunction preventing harvesting on the eight THPs to the extent each relies on the Owl Plan; Pacific Lumber is appealing the preliminary injunction.

          On April 22, 1996, Salmon Creek Corporation, a wholly owned subsidiary of Pacific Lumber ("Salmon Creek"), filed a lawsuit entitled Salmon Creek Corporation v. California State Board of Forestry, et al.
(No. 96CS01057) in the Superior Court of Sacramento County. This action seeks to overturn the BOF's decision denying approval of a THP for approximately 8 acres of virgin old growth timber in the area commonly known as the Headwaters Forest. Salmon Creek seeks a court order requiring approval of the THP so that it may harvest in accordance with the THP. Salmon Creek also seeks constitutional "just compensation" damages to the extent that its old growth timber within and surrounding the THP has been "taken" by reason of this regulatory denial and previous actions of governmental authorities. In addition, on May 7, 1996, Pacific Lumber, Scotia Pacific and Salmon Creek filed a lawsuit entitled The Pacific Lumber Company, et. al. v. The United States of America in the United States Court of Federal Claims. The suit alleges that the federal government has "taken" over 3,800 acres of Pacific Lumber's old growth timberlands through its application of the ESA (including the Headwaters Forest). Pacific Lumber, Scotia Pacific and Salmon Creek seek constitutional "just compensation" damages for the taking of these timberlands by the federal government's actions. The Company is uncertain as to the timing or the ultimate resolution of the foregoing actions. Pacific Lumber and its subsidiaries intend to file additional takings claims with respect to any of their timberlands which are finally designated as critical habitat for the marbled murrelet.

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


                                  MAXXAM GROUP INC.




Date: May 8, 1996  By:          /S/ GARY L. CLARK
                        ----------------------------------------
                                    Gary L. Clark
                                    Vice President