Form 10-Q
period 1996-06-30
MAXXAM GROUP INC /DE/
filed 1996-08-13
CIK 764542

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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


    Number of shares of common stock outstanding at August 1, 1996: 100


     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                             MAXXAM GROUP INC.

                                   INDEX


PART I. - FINANCIAL INFORMATION                                     PAGE

     Item 1.   Financial Statements

          Consolidated Balance Sheet at June 30, 1996 and
               December 31, 1995                                      3
          Consolidated Statement of Operations for the three
               and six months ended June 30, 1996 and 1995            4
          Consolidated Statement of Cash Flows for the six months
               ended June 30, 1996 and 1995                           5
          Condensed Notes to Consolidated Financial Statements        6

     Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     10

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      13
     Item 5.   Other Information                                      14
     Item 6.   Exhibits and Reports on Form 8-K                       14
     Signatures                                                       S-1



                     MAXXAM GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
                         (IN THOUSANDS OF DOLLARS)



                                                     JUNE 30,    DECEMBER 31,
                                                       1996          1995
                                                  ------------  ------------
                                                   (UNAUDITED)
                      ASSETS

Current assets:
     Cash and cash equivalents                    $     66,822  $     48,396
     Marketable securities                              29,058        36,568
     Receivables:
          Trade                                         14,754        20,576
          Other                                          5,586         1,624
     Inventories                                        69,563        77,904
     Prepaid expenses and other current assets           6,348         7,101
                                                  ------------  ------------
          Total current assets                         192,131       192,169
Timber and timberlands, net of depletion of
     $212,261 and $204,856 at June 30, 1996 and
     December 31, 1995, respectively                   331,244       337,390
Property, plant and equipment, net of accumulated
     depreciation of $71,998 and $67,732 at
     June 30, 1996 and December 31, 1995,
     respectively                                      100,183       100,142
Deferred financing costs, net                           25,760        27,288
Deferred income taxes                                   56,993        58,485
Restricted cash                                         31,067        31,367
Other assets                                             6,142         5,542
                                                  ------------  ------------
                                                  $    743,520  $    752,383
                                                  ============  ============

      LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Accounts payable                             $      4,959  $      4,166
     Accrued compensation and related benefits           9,107         9,611
     Accrued interest                                   25,063        25,354
     Deferred income taxes                              10,244        10,244
     Other accrued liabilities                           3,235         4,435
     Long-term debt, current maturities                 14,415        14,195
                                                  ------------  ------------
          Total current liabilities                     67,023        68,005
Long-term debt, less current maturities                761,213       764,310
Other noncurrent liabilities                            26,596        33,813
                                                  ------------  ------------
          Total liabilities                            854,832       866,128
                                                  ------------  ------------

Contingencies

Stockholder's deficit:
     Common stock, $.08-1/3 par value; 1,000
          shares authorized; 100 shares issued               -             -
     Additional capital                                 81,287        81,287
     Accumulated deficit                              (192,599)     (195,032)
                                                  ------------  ------------
          Total stockholder's deficit                 (111,312)     (113,745)
                                                  ------------  ------------
                                                  $    743,520  $    752,383
                                                  ============  ============



     The accompanying notes are an integral part of these financial statements.



                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)
                         (IN THOUSANDS OF DOLLARS)



                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                            JUNE 30,                    JUNE 30,
                                  --------------------------- ---------------------------
                                       1996          1995          1996          1995
                                  ------------  ------------  ------------  ------------
Net sales:
     Lumber and logs              $     66,471  $     59,686  $    121,196  $    106,669
     Other                               4,832         5,958         9,911        10,943
                                  ------------  ------------  ------------  ------------
                                        71,303        65,644       131,107       117,612
                                  ------------  ------------  ------------  ------------
Operating expenses:
     Costs of goods sold
          (exclusive of depletion
          and depreciation)             41,417        33,034        74,495        62,504
     Selling, general and
          administrative expenses        3,600         3,525         7,230         7,617
     Depletion and depreciation          7,276         7,318        13,955        13,301
                                  ------------  ------------  ------------  ------------
                                        52,293        43,877        95,680        83,422
                                  ------------  ------------  ------------  ------------
Operating income                        19,010        21,767        35,427        34,190
Other income (expense):
     Investment, interest and
          other income                   2,750         2,445         6,048         4,247
     Interest expense                  (19,494)      (19,407)      (38,992)      (38,930)
                                  ------------  ------------  ------------  ------------
Income (loss) before income taxes        2,266         4,805         2,483          (493)

Credit (provision) in lieu of
     income taxes                        1,643        (1,633)        1,550           373
                                  ------------  ------------  ------------  ------------
Net income (loss)                 $      3,909  $      3,172  $      4,033  $       (120)
                                  ============  ============  ============  ============


     The accompanying notes are an integral part of these financial statements.


                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                         (IN THOUSANDS OF DOLLARS)



                                                        SIX MONTHS ENDED
                                                            JUNE 30,
                                                  --------------------------
                                                       1996          1995
                                                  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                            $      4,033  $       (120)
     Adjustments to reconcile net income (loss)
          to net cash provided by operating
          activities:
          Depletion and depreciation                    13,955        13,301
          Amortization of deferred financing
               costs and discounts on long-term
               debt                                      7,190         6,511
          Net sales (purchases) of marketable
               securities                                9,551        (6,989)
          Net gains on marketable securities            (2,041)       (1,393)
          Decrease in receivables                        5,033        14,095
          Decrease in inventories, net of
               depletion                                 6,310         3,534
          Increase in accounts payable                     793         1,691
          Increase (decrease) in other
               liabilities                             (11,513)        1,324
          Decrease (increase) in prepaid expenses
               and other current assets                    153        (1,058)
          Decrease (increase) in accrued and
               deferred income taxes                       911          (583)
          Decrease in accrued interest                    (291)         (208)
          Other                                             (5)         (339)
                                                  ------------  ------------
               Net cash provided by operating
                    activities                          34,079        29,766
                                                  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment of note receivable from affiliate               -         2,500
     Net proceeds from sale of assets                       94            14
     Capital expenditures                               (5,908)       (4,495)
                                                  ------------  ------------
               Net cash used for investing
                    activities                          (5,814)       (1,981)
                                                  ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Restricted cash withdrawals, net                      300            77
     Principal payments on long-term debt               (8,539)       (8,281)
     Dividends paid                                     (1,600)            -
                                                  ------------  ------------
               Net cash used for financing
                    activities                          (9,839)       (8,204)
                                                  ------------  ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS               18,426        19,581
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        48,396        48,575
                                                  ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $     66,822  $     68,156
                                                  ============  ============

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
     Net repayments of margin borrowings for
          marketable securities                   $          -  $      6,648

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest   $     32,093  $     32,627
     Tax allocation payments to MAXXAM Inc., net           167             -



     The accompanying notes are an integral part of these financial statements.



            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF DOLLARS)


1.        GENERAL

          The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by MAXXAM Group Inc. with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (the "Form 10-K"). Any capitalized terms used but not defined in the following Condensed Notes to Consolidated Financial Statements have the same meaning given to them in the Form 10-K. All references to the "Company" include MAXXAM Group Inc. and its subsidiary companies unless otherwise indicated or the context indicates otherwise. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1996, the consolidated results of operations for the three and six months ended June 30, 1996 and 1995 and consolidated cash flows for the six months ended June 30, 1996 and 1995. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").

2.        RESTRICTED CASH

          Restricted cash represents the amount deposited into an account held by the Trustee under the indenture governing the Timber Notes of the Company's indirect wholly owned subsidiary, Scotia Pacific Holding Company ("Scotia Pacific").

          At June 30, 1996 and December 31, 1995, cash and cash equivalents also includes $11,327 and $19,742, respectively, which is restricted for debt service payments on the succeeding note payment date for the Timber Notes. In January 1996 and July 1996, Scotia Pacific repaid $8,493 and $5,610, respectively, of the aggregate principal amount outstanding on the Timber Notes.

3.        INVENTORIES

          Inventories consist of the following:



                                                 JUNE 30,    DECEMBER 31,
                                                   1996          1995
                                              ------------- -------------
Lumber                                        $      54,017 $      59,563
Logs                                                 15,546        18,341
                                              ------------- -------------
                                              $      69,563 $      77,904
                                              ============= =============



4.        LONG-TERM DEBT

          Long-term debt consists of the following:



                                                                          JUNE 30,    DECEMBER 31,
                                                                            1996          1995
                                                                       ------------  ------------
7.95% Scotia Pacific Timber Collateralized Notes due July 20, 2015     $    341,740  $    350,233
11-1/4% MGI Senior Secured Notes due August 1, 2003                         100,000       100,000
12-1/4% MGI Senior Secured Discount Notes due August 1, 2003, net of
     discount                                                                98,160        92,498
10-1/2% Pacific Lumber Senior Notes due March 1, 2003                       235,000       235,000
Other                                                                           728           774
                                                                       ------------  ------------
                                                                            775,628       778,505
Less: current maturities                                                    (14,415)      (14,195)
                                                                       ------------  ------------
                                                                       $    761,213  $    764,310
                                                                       ============  ============



5.        CREDIT (PROVISION) IN LIEU OF INCOME TAXES

          The credit in lieu of income taxes for the second quarter of 1996 includes a benefit of $2,620 relating to the refund of taxes previously paid in connection with a settlement of certain federal income tax matters in June 1996. The Company received the cash refund in August 1996.

6.        CONTINGENCIES

          The Company's forest products operations are primarily conducted by The Pacific Lumber Company ("Pacific Lumber") and are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. While the Company does not expect that Pacific Lumber's compliance with such existing laws and regulations will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity, Pacific Lumber is subject to certain pending matters, including the resolution of issues relating to the final designation of critical habitat for the marbled murrelet (described below), which could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. Moreover, the laws and regulations relating to the Company's forest products operations are modified from time to time and are subject to judicial and administrative interpretation. There can be no assurance that certain pending or future governmental regulations, legislation or judicial or administrative decisions would not materially and adversely affect Pacific Lumber or its ability to sell lumber, logs or timber.

          In May 1996, the U.S. Fish and Wildlife Service (the "USFWS") published its final designation of critical habitat for the marbled murrelet ("Final Designation"), designating over four million acres as critical habitat for the marbled murrelet. Although nearly all of the designated habitat is public land, approximately 33,000 acres of the Company's (privately owned) timberlands are included in the Final Designation, the substantial portion of such 33,000 acres being young growth timber. Pacific Lumber's wildlife surveys to date (based upon current survey protocols) have indicated that Pacific Lumber has approximately 6,600 acres of occupied marbled murrelet habitat. A substantial portion of this land contains virgin and residual old growth timber and the bulk of it falls within the area covered by the Final Designation. In order to mitigate the impact of the Final Designation, particularly with respect to timberlands occupied by the marbled murrelet, Pacific Lumber has attempted over the last few years to develop a habitat conservation plan for the marbled murrelet (the "Murrelet HCP"). The USFWS has given unfavorable responses to Pacific Lumber's Murrelet HCP efforts. For this reason and a variety of others, Pacific Lumber and its subsidiaries have filed two actions alleging that certain portions of its timberlands have been "taken" and seeking just compensation (see Part II, Item 1, "Legal Proceedings--Timber Harvesting Litigation").

          It is impossible for the Company to determine the potential adverse effect of the Final Designation on the Company's consolidated financial position, results of operations or liquidity until such time as the related regulatory and legal issues are fully resolved. However, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on timberlands designated as marbled murrelet critical habitat, such effect could be material. If Pacific Lumber is unable to harvest or is severely limited in harvesting, it intends to seek just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking.

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

          In 1994, the California Board of Forestry ("BOF") adopted certain regulations regarding compliance with long-term sustained yield objectives. These regulations require timber companies to project the average annual growth they will have on their timberlands during the last decade of a 100-year planning period ("Projected Annual Growth"). During any rolling ten-year period, the average annual harvest over such ten-year period may not exceed Projected Annual Growth. Pacific Lumber is required to submit, by October 1996, a plan setting forth, among other things, its Projected Annual Growth. Pacific Lumber has not completed its analysis of the projected productivity of its timberlands (including enhancements to productivity which could be achieved by a variety of methods) and is therefore unable to predict the impact that these regulations will have on its future timber harvesting practices; however, the final results of this analysis could require Pacific Lumber to reduce its timber harvest in future years from the average annual harvest that it has experienced in recent years. Pacific Lumber believes that it would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands, although there can be no assurance that it would be able to do so. The Company is unable to predict the ultimate impact the sustained yield regulations will have on its future consolidated financial position, results of operations or liquidity.

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

RESULTS OF OPERATIONS

          The Company's business is seasonal in that the Company generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and six months ended June 30, 1996 and 1995.



                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  JUNE 30,                    JUNE 30,
                                        --------------------------- ---------------------------
                                             1996          1995          1996          1995
                                        ------------- ------------- ------------- -------------
                                          (IN MILLIONS OF DOLLARS, EXCEPT SHIPMENTS AND PRICES)
Shipments:
     Lumber: (1)
          Redwood upper grades                   12.9          12.8          23.3          23.5
          Redwood common grades                  60.8          64.8         118.1         115.9
          Douglas-fir upper grades                2.8           1.4           5.0           3.2
          Douglas-fir common grades              18.6          11.1          37.9          24.5
          Other                                   8.4           4.0          10.3           7.0
                                        ------------- ------------- ------------- -------------
               Total lumber                     103.5          94.1         194.6         174.1
                                        ============= ============= ============= =============
     Logs (2)                                     5.7           1.6          11.6           2.1
                                        ============= ============= ============= =============
     Wood chips (3)                              52.4          52.8         101.4          99.7
                                        ============= ============= ============= =============

Average sales price:
     Lumber: (4)
          Redwood upper grades          $       1,392 $       1,478 $       1,389 $       1,508
          Redwood common grades                   525           498           504           467
          Douglas-fir upper grades              1,158         1,290         1,156         1,333
          Douglas-fir common grades               438           378           407           378
     Logs (4)                                     544           559           505           482
     Wood chips (5)                                67            99            77            94

Net sales:
     Lumber, net of discount            $        63.5 $        58.8 $       115.4 $       105.7
     Logs                                         3.0            .9           5.8           1.0
     Wood chips                                   3.5           5.2           7.8           9.4
     Cogeneration power                            .9            .4           1.3            .8
     Other                                         .4            .3            .8            .7
                                        ------------- ------------- ------------- -------------
               Total net sales          $        71.3 $        65.6 $       131.1 $       117.6
                                        ============= ============= ============= =============
Operating income                        $        19.0 $        21.8 $        35.4 $        34.2
                                        ============= ============= ============= =============
Operating cash flow (6)                 $        26.3 $        29.1 $        49.4 $        47.5
                                        ============= ============= ============= =============
Income (loss) before income taxes       $         2.3 $         4.8 $         2.5 $         (.5)
                                        ============= ============= ============= =============
Net income (loss)                       $         3.9 $         3.2 $         4.0 $         (.1)
                                        ============= ============= ============= =============



(1)  Lumber shipments are expressed in millions of board feet.
(2)  Log shipments are expressed in millions of feet, net Scribner scale.
(3)  Wood chip shipments are expressed in thousands of bone dry units of 2,400 pounds.
(4)  Dollars per thousand board feet.
(5)  Dollars per bone dry unit.
(6)  Operating income before depletion and depreciation, also referred to as "EBITDA."



          Shipments
          Lumber shipments to third parties for the second quarter of 1996 increased from the second quarter of 1995. Increased shipments of common Douglas-fir lumber were partially offset by decreased shipments of redwood common lumber. Log shipments for the second quarter of 1996 were 5.7 million feet (net Scribner scale), an increase of 4.1 million feet from the second quarter of 1995.

          Lumber shipments to third parties for the six months ended June 30, 1996 increased from the six months ended June 30, 1995 due primarily to increased shipments of Douglas-fir and redwood common lumber. Log shipments for the six months ended June 30, 1996 were 11.6 million feet, an increase of 9.5 million feet from the six months ended June 30, 1995.

          Net sales
          Net sales for the second quarter of 1996 increased from the second quarter of 1995. This increase was principally due to higher shipments and average realized prices of common Douglas-fir lumber, increased shipments of logs and upper grade Douglas-fir lumber and higher average realized prices for redwood common lumber, partially offset by decreased shipments of redwood common lumber and lower average realized prices for upper grade redwood lumber and wood chips.

          Net sales for the six months ended June 30, 1996 increased from the six months ended June 30, 1995. This increase was principally due to higher shipments of common and upper grade Douglas-fir lumber, logs and higher average realized prices for Douglas-fir and redwood common lumber, partially offset by lower average realized prices for upper grade redwood lumber and wood chips. Shipments of fencing and other value-added common lumber products from the Company's new remanufacturing facility were a contributing factor in the improved redwood common lumber realizations.

          Operating income
          Operating income for the second quarter of 1996 decreased from the second quarter of 1995 and increased for the six months ended June 30, 1996 from the six months ended June 30, 1995. Cost of goods sold increased during the quarter and six month period ended June 30, 1996 compared to the same periods in 1995 primarily due to the increased costs associated with the higher shipments of common grade lumber. Additionally, cost of goods sold for the second quarter of 1995 was reduced by $1.5 million of business interruption proceeds for the settlement of claims related to the April 1992 earthquake.

          Income (loss) before income taxes
          Income before income taxes for the second quarter of 1996 decreased from the second quarter of 1995 principally due to the decrease in operating income discussed above. Income before income taxes for the six months ended June 30, 1996 increased from the same period in 1995, primarily as a result of the increase in operating income as discussed above.

          Credit (provision) in lieu of income taxes
          The credit in lieu of income taxes for the second quarter of 1996 includes a benefit of $2.6 million relating to the refund of taxes previously paid in connection with a settlement of certain federal income tax matters in June 1996.


FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          The Company conducts its operations through its principal operating subsidiaries, Pacific Lumber and Britt Lumber Co., Inc.. The indentures governing the Pacific Lumber Senior Notes and the Timber Notes and Pacific Lumber's Revolving Credit Agreement contain various covenants which, among other things, limit the payment of dividends and restrict transactions between Pacific Lumber and its affiliates. As of June 30, 1996, under the most restrictive of these covenants, approximately $18.2 million of dividends could be paid by Pacific Lumber.

          As of June 30, 1996, $45.1 million of borrowings was available under Pacific Lumber's Revolving Credit Agreement, of which $5.1 million was available for letters of credit and $30.0 million for timberland acquisitions. No borrowings were outstanding as of June 30, 1996, and letters of credit outstanding amounted to $9.9 million.

          The indenture governing the MGI Notes, among other things, restricts the ability of the Company to incur additional indebtedness, engage in transactions with affiliates, pay dividends and make investments. In January 1996, the Company paid dividends of $1.6 million. As of June 30, 1996, under the most restrictive of these covenants, an additional $2.3 million of dividends could be paid by the Company.

          As of June 30, 1996, the Company had consolidated long-term debt of $730.1 million (net of current maturities and restricted cash deposited in the Liquidity Account) as compared to $732.9 million at December 31, 1995. The decrease in long-term debt was primarily due to principal payments on the Timber Notes. The Company and its subsidiaries anticipate that cash flow from operations, together with existing cash, cash equivalents, marketable securities and available sources of financing, will be sufficient to fund their working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, the Company and its subsidiaries believe that their existing cash and cash equivalents, together with their ability to generate sufficient cash flow from operations and obtain both short and long-term financing, should provide sufficient funds to meet their working capital and capital expenditure requirements. However, due to their highly leveraged condition, the Company and its subsidiaries are more sensitive than less leveraged companies to factors affecting their operations, including litigation and governmental regulation affecting their timber harvesting practices, increased competition from other lumber producers or alternative building products and general economic conditions.

TRENDS

          The Company's forest products operations are primarily conducted by Pacific Lumber and are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. While the Company does not expect that Pacific Lumber's compliance with such existing laws and regulations will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity, Pacific Lumber is subject to certain pending matters, including the resolution of issues relating to the Final Designation of critical habitat for the marbled murrelet, which could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. Moreover, the laws and regulations relating to the Company's forest products operations are modified from time to time and are subject to judicial and administrative interpretation. There can be no assurance that certain pending or future governmental regulations, legislation or judicial or administrative decisions would not materially and adversely affect Pacific Lumber or its ability to sell lumber, logs or timber. See also Note 6 of the Condensed Notes to Consolidated Financial Statements set forth in Part I, Item 1 of this Report and Part II, Item 1. "Legal Proceedings--Timber Harvesting Litigation" for further information, including government takings actions recently filed and additional takings claims which could be filed by Pacific Lumber and its subsidiaries.

          Judicial or regulatory actions adverse to Pacific Lumber, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair Pacific Lumber's ability to maintain adequate log inventories and force Pacific Lumber to temporarily idle or curtail operations at certain of its lumber mills from time to time.


PART II.  OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K and Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (the "Form 10-Q") for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings.

          In connection with U.S., ex rel., Martel v. Hurwitz, et al., on June 11, 1996, defendants filed their motion to dismiss this case. On August 6, 1996, the Court transferred this case to the judge handling the Federal Deposit Insurance Corporation, as manager of the FSLIC Resolution Fund v. Charles E. Hurwitz (No. H-96-6041) action in the U.S. District Court for the Southern District of Texas (the "FDIC action"). The Company is not a defendant in the FDIC action. For further information concerning the FDIC action, see MAXXAM's Annual Report on Form 10-K for the period ended December 31, 1995.

          In connection with the Kayes/Miller action and the DOL civil action, the settlement agreement in these cases was approved by the Court at the July 12, 1996 final hearing. The settlement called for payment to the class plaintiffs and their counsel of $7.0 million in cash by Pacific Lumber in exchange for full releases by the plaintiffs of defendants and dismissal of the Kayes/Miller and DOL civil actions.

TIMBER HARVESTING LITIGATION

          In connection with the Marbled Murrelet action, on May 7, 1996, the U. S. Ninth Circuit Court of Appeals reversed the preliminary injunction order concerning harvesting pursuant to exemptions for forest health. In addition to appealing the preliminary injunction issued on April 3, 1996 preventing harvesting on eight THPs to the extent each relies on the Owl Plan, Pacific Lumber has obtained reapproval of two of the THPs without reliance on the Owl Plan and has received confirmation from the Court that these two THPs are not subject to the preliminary injunction. Pacific Lumber continues to review and seek reapproval of the other THPs covered by the April 3, 1996 preliminary injunction.

          In connection with The Pacific Lumber Company, et al. v. The United States of America, the Court has granted the parties' agreed motion to stay this action until September 15, 1996 in order to negotiate a possible settlement involving approximately 4,500 acres of Pacific Lumber's timberlands, including a 3,000 acre stand of virgin old growth timber often referred to as the "Headwaters Forest." Settlement discussions have commenced. On July 23, 1996, EPIC and the Sierra Club filed a motion to intervene in this lawsuit.

          In connection with Salmon Creek Corporation v. California State Board of Forestry, et al., in July 1996 the parties submitted an agreed motion to stay this action until September 15, 1996 in order to negotiate a possible settlement involving the Headwaters Forest.

          In connection with the EPIC action, on May 7, 1996, the U. S. Ninth Circuit Court of Appeals affirmed the District Court's decision permanently enjoining Pacific Lumber from conducting timber harvesting operations in connection with THP 90-237. Pacific Lumber intends to appeal this decision to the U. S. Supreme Court.

          In connection with Lost Coast League v. The California Department of Forestry, et al., on June 19, 1996, the Court dissolved the injunction concerning the THP and awarded costs to the defendants. On June 28, 1996, the Court of Appeal reinstated the injunction on the THP, pending review. On July 22, 1996, the Court of Appeal dissolved the injunction and denied plaintiff's appeal.

ITEM 5.        OTHER INFORMATION

          See Part II, Item 1. "Legal Proceedings" for information regarding settlement discussions involving the Headwaters Forest.

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


                                   MAXXAM GROUP INC.



Date: August 13, 1996             By: /s/ GARY L. CLARK
                                        Gary L. Clark
                                        Vice President