Form 10-Q
period 1996-09-30
MAXXAM GROUP INC /DE/
filed 1996-11-12
CIK 764542

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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


   Number of shares of common stock outstanding at November 1, 1996: 100


     Registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

                             MAXXAM GROUP INC.

                                   INDEX


PART I. - FINANCIAL INFORMATION                                     PAGE

     Item 1.   Financial Statements

          Consolidated Balance Sheet at September 30, 1996
               and December 31, 1995                                  3
          Consolidated Statement of Operations for the
               three and nine months ended September 30, 1996
               and 1995                                               4
          Consolidated Statement of Cash Flows for the
               nine months ended September 30, 1996 and 1995          5
          Condensed Notes to Consolidated Financial Statements        6

     Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     10

PART II. - OTHER INFORMATION

     Item 1.   Legal Proceedings                                      14
     Item 6.   Exhibits and Reports on Form 8-K                       15
     Signatures                                                       S-1

                     MAXXAM GROUP INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEET
                         (IN THOUSANDS OF DOLLARS)



                                                   SEPTEMBER 30,  DECEMBER 31,
                                                        1996          1995
                                                   ------------  ------------
                                                    (UNAUDITED)
                      ASSETS

Current assets:
     Cash and cash equivalents                     $     53,122  $     48,396
     Marketable securities                               31,852        36,568
     Receivables:
          Trade                                          11,466        20,576
          Other                                           2,429         1,624
     Inventories                                         74,836        77,904
     Prepaid expenses and other current assets            5,612         7,101
                                                   ------------  ------------
          Total current assets                          179,317       192,169
Timber and timberlands, net of depletion of
     $217,507 and $204,856 at September 30,
     1996 and December 31, 1995, respectively           326,486       337,390
Property, plant and equipment, net of accumulated
     depreciation of $74,321 and $67,732 at
     September 30, 1996 and December 31, 1995,
     respectively                                       100,422       100,142
Deferred financing costs, net                            24,996        27,288
Deferred income taxes                                    56,747        58,485
Restricted cash                                          30,453        31,367
Other assets                                              5,843         5,542
                                                   ------------  ------------
                                                   $    724,264  $    752,383
                                                   ============  ============

       LIABILITIES AND STOCKHOLDER'S DEFICIT

Current liabilities:
     Accounts payable                              $      5,436  $      4,166
     Accrued compensation and related benefits            9,791         9,611
     Accrued interest                                     9,217        25,354
     Deferred income taxes                               10,244        10,244
     Other accrued liabilities                            3,828         4,435
     Long-term debt, current maturities                  16,258        14,195
                                                   ------------  ------------
          Total current liabilities                      54,774        68,005
Long-term debt, less current maturities                 756,619       764,310
Other noncurrent liabilities                             26,518        33,813
                                                   ------------  ------------
          Total liabilities                             837,911       866,128
                                                   ------------  ------------

Contingencies

Stockholder's deficit:
     Common stock, $.08-1/3 par value;
         1,000 shares authorized; 100
         shares issued                                        -             -
     Additional capital                                  81,287        81,287
     Accumulated deficit                               (194,934)     (195,032)
                                                   ------------  ------------
          Total stockholder's deficit                  (113,647)     (113,745)
                                                   ------------  ------------
                                                   $    724,264  $    752,383
                                                   ============  ============


   The accompanying notes are an integral part of these financial statements.


                     MAXXAM GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)
                         (IN THOUSANDS OF DOLLARS)



                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                   --------------------------  --------------------------
                                                        1996          1995          1996          1995
                                                   ------------  ------------  ------------  ------------
Net sales:
     Lumber and logs                               $     62,717  $     54,482  $    183,913  $    161,151
     Other                                                5,756         8,818        15,667        19,761
                                                   ------------  ------------  ------------  ------------
                                                         68,473        63,300       199,580       180,912
                                                   ------------  ------------  ------------  ------------

Operating expenses:
     Costs of goods sold (exclusive of
          depletion and depreciation)                    40,122        33,493       114,617        95,997
     Selling, general and administrative expenses         4,114         4,626        11,344        12,243
     Depletion and depreciation                           7,053         6,484        21,008        19,785
                                                   ------------  ------------  ------------  ------------
                                                         51,289        44,603       146,969       128,025
                                                   ------------  ------------  ------------  ------------

Operating income                                         17,184        18,697        52,611        52,887
Other income (expense):
     Investment, interest and other income                2,329         2,588         8,377         6,835
     Interest expense                                   (19,396)      (19,298)      (58,388)      (58,228)
                                                   ------------  ------------  ------------  ------------
     Income (loss) before income taxes                      117         1,987         2,600         1,494

Credit (provision) in lieu of income taxes                 (152)         (839)        1,398          (466)
                                                   ------------  ------------  ------------  ------------

Net income (loss)                                  $        (35) $      1,148  $      3,998  $      1,028
                                                   ============  ============  ============  ============


   The accompanying notes are an integral part of these financial statements.


                     MAXXAM GROUP INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                         (IN THOUSANDS OF DOLLARS)



                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      --------------------------
                                                           1996          1995
                                                      ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                       $      3,998  $      1,028
     Adjustments to reconcile net income to net
          cash provided by operating activities:
          Depletion and depreciation                        21,008        19,785
          Amortization of deferred financing costs
               and discounts on long-term debt              10,815         9,772
          Decrease in receivables                           11,478        12,683
          Net sales (purchases) of marketable
               securities                                    8,351       (10,542)
          Decrease (increase) in inventories,
               net of depletion                              1,588        (6,067)
          Increase in accounts payable                       1,270           853
          Decrease (increase) in prepaid expenses
               and other current assets                      1,188        (1,132)
          Decrease in accrued interest                     (16,137)      (16,330)
          Increase (decrease) in other liabilities          (8,729)        9,618
          Net gains on marketable securities                (3,635)       (2,362)
          Decrease (increase) in accrued and
               deferred income taxes                          (428)          256
          Other                                                (28)          465
                                                      ------------  ------------
               Net cash provided by operating
                    activities                              30,739        18,027
                                                      ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Payment of note receivable from affiliate                   -         2,500
     Net proceeds from sale of assets                          110             9
     Capital expenditures                                   (8,986)       (6,624)
                                                      ------------  ------------
               Net cash used for investing
                    activities                              (8,876)       (4,115)
                                                      ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Restricted cash withdrawals, net                          914           563
     Repurchase of and principal payments on long-
          term debt                                        (14,151)      (14,256)
     Dividends paid                                         (3,900)       (4,800)
                                                      ------------  ------------
               Net cash used for financing
                    activities                             (17,137)      (18,493)
                                                      ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         4,726        (4,581)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            48,396        48,575
                                                      ------------  ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD            $     53,122  $     43,994
                                                      ============  ============

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:
     Net repayments of margin borrowings for
          marketable securities                       $          -  $      6,648

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid, net of capitalized interest       $     63,710  $     64,786
     Tax allocation payments to (receipts from)
          MAXXAM Inc., net                                     167             -
     Income taxes paid (refunded)                           (1,549)       (5,461)


   The accompanying notes are an integral part of these financial statements.



                    MAXXAM GROUP INC. AND SUBSIDIARIES
            CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS OF DOLLARS)


1.        GENERAL

          The information contained in the following notes to the consolidated financial statements is condensed from that which would appear in the annual consolidated financial statements; accordingly, the consolidated financial statements included herein should be reviewed in conjunction with the consolidated financial statements and related notes thereto contained in the Annual Report on Form 10-K filed by MAXXAM Group Inc. with the Securities and Exchange Commission for the fiscal year ended December 31, 1995 (the "Form 10-K"). Any capitalized terms used but not defined in the following Condensed Notes to Consolidated Financial Statements have the same meaning given to them in the Form 10-K. All references to the "Company" include MAXXAM Group Inc. and its subsidiary companies unless otherwise noted or the context indicates otherwise. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire year.

          The consolidated financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1996, the consolidated results of operations for the three and nine months ended September 30, 1996 and 1995 and consolidated cash flows for the nine months ended September 30, 1996 and 1995. Certain reclassifications of prior period information have been made to conform to the current presentation. The Company is a wholly owned subsidiary of MAXXAM Inc. ("MAXXAM").

2.        RESTRICTED CASH

          Restricted cash represents the amount deposited into an account held by the Trustee under the indenture governing the Timber Notes of the Company's indirect wholly owned subsidiary, Scotia Pacific Holding Company ("Scotia Pacific").

          At September 30, 1996 and December 31, 1995, cash and cash equivalents also includes $5,676 and $19,742, respectively, which is restricted for debt service payments on the succeeding note payment date for the Timber Notes.

3.        INVENTORIES

          Inventories consist of the following:



                                               SEPTEMBER 30,  DECEMBER 31,
                                                    1996          1995
                                               ------------  ------------
LUMBER                                         $     52,824  $     59,563
Logs                                                 22,012        18,341
                                               ------------  ------------
                                               $     74,836  $     77,904
                                               ============  ============



4.        LONG-TERM DEBT

          Long-term debt consists of the following:



                                                             September 30,  December 31,
                                                                  1996          1995
                                                             ------------  ------------
7.95% Scotia Pacific Timber Collateralized Notes due
     July 20, 2015                                           $    336,130  $    350,233
10-1/2% Pacific Lumber Senior Notes due March 1, 2003             235,000       235,000
11-1/4% MGI Senior Secured Notes due August 1, 2003               100,000       100,000
12-1/4% MGI Senior Secured Discount Notes due
     August 1, 2003, net of discount                              101,021        92,498
Other                                                                 726           774
                                                             ------------  ------------
                                                                  772,877       778,505
Less: current maturities                                          (16,258)      (14,195)
                                                             ------------  ------------
                                                             $    756,619  $    764,310
                                                             ============  ============



5.        CREDIT (PROVISION) IN LIEU OF INCOME TAXES

          The credit in lieu of income taxes for the nine months ended September 30, 1996 includes a benefit of $2,620 relating to the refund of taxes previously paid in connection with a settlement of certain federal income tax matters in June 1996. The Company received the cash refund in August 1996.

6.        CONTINGENCIES

          The Company's forest products operations are primarily conducted by The Pacific Lumber Company ("Pacific Lumber") and are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. While the Company does not expect that Pacific Lumber's compliance with such existing laws and regulations will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity, Pacific Lumber is subject to certain pending matters described below, including the resolution of issues relating to the final designation of critical habitat for the marbled murrelet, which could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. Moreover, the laws and regulations relating to the Company's forest products operations are modified from time to time and are subject to judicial and administrative interpretation. There can be no assurance that certain pending or future governmental regulations, legislation or judicial or administrative decisions would not materially and adversely affect Pacific Lumber or its ability to harvest timber.

          In May 1996, the U.S. Fish and Wildlife Service (the "USFWS") published its final designation of critical habitat for the marbled murrelet ("Final Designation"), designating over four million acres as critical habitat for the marbled murrelet. Although nearly all of the designated habitat is public land, approximately 33,000 acres of the Company's timberlands are included in the Final Designation, the substantial portion of such 33,000 acres being young growth timber.
Pacific Lumber's wildlife surveys to date (based upon current survey protocols) have indicated that Pacific Lumber has approximately 6,600 acres of occupied marbled murrelet habitat. A substantial portion of this land contains virgin and residual old growth timber and the bulk of it falls within the area covered by the Final Designation. In order to mitigate the impact of the Final Designation, particularly with respect to timberlands occupied by the marbled murrelet, Pacific Lumber over the last few years has attempted to develop a habitat conservation plan for the marbled murrelet (the "Murrelet HCP"). Due to, among other things, the unfavorable response of the USFWS to Pacific Lumber's initial Murrelet HCP efforts, Pacific Lumber and its subsidiaries filed two actions (the "Takings Litigation") alleging that certain portions of its timberlands have been "taken" and seeking just compensation (see Part II, Item 1, "Legal Proceedings--Timber Harvesting Litigation" for a description of the Takings Litigation). Pursuant to the Headwaters Agreement described in
Note 7 below (the "Headwaters Agreement"), the Takings Litigation has been stayed by the court at the request of the parties.

          It is impossible for the Company to determine the potential adverse effect of the Final Designation on the Company's consolidated financial position, results of operations or liquidity until such time as all of the material regulatory and legal issues are resolved; however, if Pacific Lumber is unable to harvest, or is severely limited in harvesting, on timberlands designated as critical habitat for the marbled murrelet, such effect could be material. If Pacific Lumber is unable to harvest or is severely limited in harvesting, it intends to seek just compensation from the appropriate governmental agencies on the grounds that such restrictions constitute a governmental taking. There continue to be other regulatory actions and lawsuits seeking to have various other species listed as threatened or endangered under the federal Endangered Species Act ("ESA") and/or the California Endangered Species Act and to designate critical habitat for such species. For example, the National Marine Fisheries Service ("NMFS") recently announced that by April 25, 1997, it would make a final determination concerning whether to list the coho salmon under the ESA in northern California, including, potentially, lands owned by Pacific Lumber. It is uncertain what impact, if any, such listings and/or designations of critical habitat would have on the Company's consolidated financial position, results of operations or liquidity. See
Note 7 below for a description of certain terms of the Headwaters Agreement relating to processing and approval of a multi-species habitat conservation plan (the "Multi-Species HCP") covering Pacific Lumber's timberlands.

          In 1994, the California Board of Forestry ("BOF") adopted certain regulations regarding compliance with long-term sustained yield objectives. These regulations require the projected harvest by timber companies, over time, be capable of sustaining the average annual yield achieved during the last decade of the planning horizon, which is currently a 100-year planning period ("Projected Annual Growth"). During any rolling ten-year period, the average annual harvest over such ten-year period may not exceed Projected Annual Growth. The regulatory deadline for Pacific Lumber to submit a proposed sustained yield plan ("SYP") setting forth, among other things, its Projected Annual Growth is November 15, 1996. However, the BOF has adopted and sent to the Office of Administrative Law for its consideration a regulation to extend the deadline to November 15, 1997. This review is expected to be completed in the near future. Pacific Lumber has not completed its analysis of the projected productivity of its timberlands (including enhancements to productivity which could be achieved by a variety of methods). Until an SYP is submitted, reviewed and fully approved, Pacific Lumber is unable to predict the impact that these regulations will have on its future timber harvesting practices; however, it is possible that the final results of this analysis could require Pacific Lumber to reduce its timber harvest in future years from the average annual harvest that it has experienced in recent years. Pacific Lumber believes it would be able to mitigate the effect of any required reduction in harvest level by acquisitions of additional timberlands, although there can be no assurance that it would be able to do so. The Company is unable to predict the ultimate impact the sustained yield regulations will have on its future financial position, results of operations or liquidity. See Note 7 below for a description of certain terms of the Headwaters Agreement relating to the SYP.

          Various groups and individuals have filed objections with the California Department of Forestry ("CDF") and the BOF regarding the CDF's and the BOF's actions and rulings with respect to certain of the Company's timber harvesting plans ("THPs") and other timber harvesting operations, and the Company expects that such groups and individuals will continue to file such objections to certain of the Company's THPs and other timber harvesting operations. In addition, lawsuits are pending and/or threatened which seek to prevent the Company from implementing certain of its approved THPs and/or which challenge other operations by the Company. These challenges have severely restricted Pacific Lumber's ability to harvest old growth timber on its property. To date, challenges with respect to the Company's THPs relating to young growth timber have been limited; however, no assurance can be given as to the extent of such challenges in the future. The Company believes that environmentally focused challenges to its timber harvesting operations are likely to occur in the future, particularly with respect to virgin and residual old growth timber. Although such challenges have delayed or prevented the Company from conducting a portion of its operations, they have not had a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. Nevertheless, it is impossible to predict the future nature or degree of such challenges or their ultimate impact on the Company's consolidated financial position, results of operations or liquidity.

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

7.        HEADWATERS AGREEMENT

          On September 28, 1996, MAXXAM and Pacific Lumber (the "Pacific Lumber Parties") entered into an agreement (the "Headwaters Agreement") which provides the framework for the acquisition by the United States and California of approximately 5,600 acres of Pacific Lumber's timberlands commonly referred to as the Headwaters Forest and the Elk Head Springs Forest (the "Headwaters Timberlands"). The Headwaters Timberlands would be transferred in exchange for (a) property and consideration (including cash) from the United States and California having an aggregate fair market value of $300 million and (b) approximately 7,775 acres of adjacent timberlands to be acquired by the United States and California (the "Elk River Timberlands"). The Pacific Lumber Parties have agreed not to conduct logging operations (including salvage logging) on the Headwaters Timberlands while the Headwaters Agreement is in effect. The continuing effectiveness of the Headwaters Agreement is predicated on the satisfaction of various conditions, including completion within ten months of specified closing items.

           The Headwaters Agreement also provides, among other things, for expedited processing by the United States of an incidental take permit ("Permit") to be based upon the Multi-Species HCP which is to cover all of Pacific Lumber's existing timber properties and any timber properties acquired as a result of the Headwaters Agreement. The agreement also requires expedited processing by California of an SYP. Closing of the Headwaters Agreement is subject to various conditions, including (a) acquisition by the government of the Elk River Timberlands from a third party, (b) approval of an SYP and a Multi-Species HCP, and issuance of a Permit, each in form and substance satisfactory to Pacific Lumber, (c) the issuance by the Internal Revenue Service and the California Franchise Tax Board of closing agreements in form and substance sought by and satisfactory to the Pacific Lumber Parties, (d) the absence of a judicial decision in any litigation brought by third parties that any party reasonably believes will significantly delay or impair the transactions described in the Headwaters Agreement, and (e) the dismissal with prejudice at closing of the Takings Litigation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following should be read in conjunction with the response to
Part I, Item 1 of this Report and Items 7 and 8 of the Form 10-K. Any capitalized terms used but not defined in this Item have the same meaning given to them in the Form 10-K.

          This section contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in various places in this section and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers primarily with respect to the future operating performance of the Company. Readers are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. This section identifies important factors that could cause such differences.

RESULTS OF OPERATIONS

          The Company's business is seasonal in that the Company generally experiences lower first quarter sales due largely to the general decline in construction-related activity during the winter months. Accordingly, the Company's results for any one quarter are not necessarily indicative of results to be expected for the full year. The following table presents selected operational and financial information for the three and nine months ended September 30, 1996 and 1995.



                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                   --------------------------  --------------------------
                                                        1996          1995          1996          1995
                                                   ------------  ------------  ------------  ------------
                                                    (IN MILLIONS OF DOLLARS, EXCEPT SHIPMENTS AND PRICES)
Shipments:
     Lumber: (1)
          Redwood upper grades                             12.8          11.5          36.1          35.0
          Redwood common grades                            57.1          48.3         175.2         164.2
          Douglas-fir upper grades                          2.8           1.8           7.8           5.0
          Douglas-fir common grades                        18.8          19.2          56.7          43.7
          Other                                             5.5           2.6          15.8           9.6
                                                   ------------  ------------  ------------  ------------
               Total lumber                                97.0          83.4         291.6         257.5
                                                   ============  ============  ============  ============
     Logs (2)                                               4.5           4.8          16.1           6.9
                                                   ============  ============  ============  ============
     Wood chips (3)                                        55.8          67.1         157.2         166.8
                                                   ============  ============  ============  ============

Average sales price:
     Lumber: (4)
          Redwood upper grades                     $      1,368  $      1,514  $      1,382  $      1,510
          Redwood common grades                             518           499           509           476
          Douglas-fir upper grades                        1,108         1,261         1,138         1,308
          Douglas-fir common grades                         489           416           435           395
     Logs (4)                                               478           453           498           462
     Wood chips (5)                                          74           114            76           102

Net sales:
     Lumber, net of discount                       $       60.5  $       52.3  $      175.9  $      158.0
     Logs                                                   2.2           2.2           8.0           3.2
     Wood chips                                             4.1           7.6          11.9          17.0
     Cogeneration power                                     1.1            .9           2.4           1.7
     Other                                                   .6            .3           1.4           1.0
                                                   ------------  ------------  ------------  ------------
               Total net sales                     $       68.5  $       63.3  $      199.6  $      180.9
                                                   ============  ============  ============  ============
Operating income                                   $       17.2  $       18.7  $       52.6  $       52.9
                                                   ============  ============  ============  ============
Operating cash flow (6)                            $       24.2  $       25.2  $       73.6  $       72.7
                                                   ============  ============  ============  ============
Income before income taxes                         $         .1  $        2.0  $        2.6  $        1.5
                                                   ============  ============  ============  ============
Net income (loss)                                  $          -  $        1.1  $        4.0  $        1.0
                                                   ============  ============  ============  ============


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



          Shipments
          Lumber shipments to third parties for the third quarter of 1996 increased from the third quarter of 1995 due primarily to increased shipments of both common and upper grade redwood lumber and upper grade Douglas-fir lumber. Lumber shipments to third parties for the nine months ended September 30, 1996 increased from the nine months ended September 30, 1995 due primarily to increased shipments of both common and upper grade Douglas-fir and redwood lumber. Log shipments for the nine months ended September 30, 1996 were 16.1 million feet, an increase of 9.2 million feet from the nine months ended September 30, 1995.

          Net sales
          Net sales for the third quarter of 1996 increased from the third quarter of 1995. This increase was principally due to higher shipments of both common and upper grade redwood lumber and upper grade Douglas-fir lumber and higher average realized prices for common grade redwood and Douglas-fir lumber, partially offset by lower average realized prices for upper grade redwood lumber and wood chips.

          Net sales for the nine months ended September 30, 1996 increased from the nine months ended September 30, 1995. This increase was principally due to higher shipments of common and upper grade Douglas-fir and redwood lumber and increased log shipments and to higher average realized prices for redwood and Douglas-fir common lumber. These increases were partially offset by lower average realized prices for upper grade redwood and Douglas-fir lumber and wood chips. Shipments of fencing and other value-added common lumber products from the Company's new remanufacturing facility were a contributing factor in the improved redwood common lumber realizations. See also "--Trends".

          Operating income
          Operating income for the third quarter of 1996 decreased from the third quarter of 1995 principally due to lower margin common grade lumber accounting for a larger percentage of total lumber shipments. Operating income for the nine months period, excluding a one time gain in 1995 of $1.5 million related to business interruption proceeds for the settlement of claims related to an April 1992 earthquake, increased in 1996 due to the increase in net sales discussed above.

          Income (loss) before income taxes
          Income before income taxes for the third quarter of 1996 decreased from the third quarter of 1995 principally due to the decrease in operating income discussed above. Income before income taxes for the nine months ended September 30, 1996 increased from the same period in 1995, primarily as a result of the increase in investment, interest and other income.

          Credit (provision) in lieu of income taxes
          The credit in lieu of income taxes for the nine month period ended September 30, 1996 includes a benefit of $2.6 million relating to the refund of taxes previously paid in connection with a settlement of certain federal income tax matters in June 1996.

FINANCIAL CONDITION AND INVESTING AND FINANCING ACTIVITIES

          The Company conducts its operations through its principal operating subsidiaries, Pacific Lumber and Britt Lumber Co., Inc.. The indentures governing the Pacific Lumber Senior Notes and the Timber Notes and Pacific Lumber's Revolving Credit Agreement contain various covenants which, among other things, limit the payment of dividends and restrict transactions between Pacific Lumber and its affiliates. As of September 30, 1996, under the most restrictive of these covenants, approximately $15.4 million of dividends could be paid by Pacific Lumber.

          As of September 30, 1996, $45.4 million of borrowings was available under Pacific Lumber's Revolving Credit Agreement, of which $4.7 million was available for letters of credit and $30.0 million for timberland acquisitions. No borrowings were outstanding as of September 30, 1996, and letters of credit outstanding amounted to $10.3 million.

          The indenture governing the MGI Notes, among other things, restricts the ability of the Company to incur additional indebtedness, engage in transactions with affiliates, pay dividends and make investments. During the nine months ended September 30, 1996, the Company paid dividends of $3.9 million. As of September 30, 1996, under the most restrictive of these covenants, no additional dividends could be paid by the Company.

          As of September 30, 1996, the Company had consolidated long-term debt of $726.2 million (net of current maturities and restricted cash deposited in the Liquidity Account) as compared to $732.9 million at December 31, 1995. The decrease in long-term debt was primarily due to principal payments on the Timber Notes. The Company and its subsidiaries anticipate that cash flow from operations, together with existing cash, cash equivalents, marketable securities and available sources of financing, will be sufficient to fund their working capital and capital expenditure requirements for the next year. With respect to their long-term liquidity, the Company and its subsidiaries believe that their existing cash and cash equivalents, together with their ability to generate sufficient cash flow from operations and obtain both short and long-term financing, should provide sufficient funds to meet their working capital and capital expenditure requirements. However, due to their highly leveraged condition, the Company and its subsidiaries are more sensitive than less leveraged companies to factors affecting their operations, including litigation and governmental regulation affecting their timber harvesting practices, increased competition from other lumber producers or alternative building products and general economic conditions.

TRENDS

          The Company's forest products operations are primarily conducted by Pacific Lumber and are subject to a variety of California and federal laws and regulations dealing with timber harvesting, endangered species and critical habitat, and air and water quality. Compliance with such laws and regulations together with the cost of litigation incurred in connection with certain THPs filed by Pacific Lumber have increased the cost of logging operations. While the Company does not expect that Pacific Lumber's compliance with such existing laws and regulations will have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity, Pacific Lumber is subject to certain pending matters, including the resolution of issues relating to the Final Designation of critical habitat for the marbled murrelet, which could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity. Moreover, the laws and regulations relating to the Company's business are modified from time to time and are subject to judicial and administrative interpretation. There can be no assurance that certain pending or future governmental regulations, legislation or judicial or administrative decisions would not materially and adversely affect Pacific Lumber or its ability to harvest timber. See also Notes 6 and 7 of the Condensed Notes to Financial Statements set forth in Part I, Item 1 and
Part II, Item 1. "Legal Proceedings--Timber Harvesting Litigation" for further information, including a description of the Headwaters Agreement.

          Judicial or regulatory actions adverse to Pacific Lumber, increased regulatory delays and inclement weather in northern California, independently or collectively, could impair Pacific Lumber's ability to maintain adequate log inventories and force Pacific Lumber to temporarily idle or curtail operations at certain of its lumber mills from time to time.

                       PART II.     OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

          Reference is made to Item 3 of the Form 10-K and Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 1996 and June 30, 1996 (the "Forms 10-Q") for information concerning material legal proceedings with respect to the Company. The following material developments have occurred with respect to such legal proceedings.

          In connection with the Kayes/Miller action and the DOL civil action, the previously announced settlement became final on August 28, 1996.

TIMBER HARVESTING LITIGATION

          In connection with the Marbled Murrelet action, on August 23, 1996, plaintiffs filed a renewed motion for preliminary injunction to prevent harvesting of dead, dying or diseased trees ("exempt harvesting operations") in Pacific Lumber's old growth timberlands. In addition, on September 12, 1996, plaintiffs requested an emergency TRO with respect to such harvesting operations. The court denied both of these motions. On October 9, 1996, Pacific Lumber was cited for accidentally downing a hemlock tree and ordered to stop exempt harvesting operations in its old growth timberlands for 24 hours. Plaintiffs sought a TRO and preliminary injunction based on this citation and related events. After hearing plaintiffs' motions, the court denied the plaintiffs' requests. The CDF has withdrawn the citation and asked that it be dismissed.

          In related matters, in August, 1996, the Sierra Club, EPIC and others petitioned the BOF to adopt emergency regulations preventing Pacific Lumber from undertaking exempt harvesting operations in its old growth timberlands. On September 9, 1996, the BOF rejected such proposals and petitions. In September and October, the BOF was formally asked to reconsider its September 9, 1996 decision. The BOF reconsidered this matter and, ultimately, enacted no emergency regulation to prevent or further restrict Pacific Lumber's exempt harvesting operations in its old growth timberlands.

          On November 4, 1996, the U.S. Ninth Circuit Court of Appeals heard oral argument concerning defendants' appeal of the preliminary injunction issued on April 3, 1996 preventing harvesting on eight THPs to the extent each relies on the Owl Plan; the court has not yet rendered a decision in this matter. In that regard, Pacific Lumber has obtained regulatory reapproval of seven of the enjoined eight THPs without reliance on the Owl Plan and has, to date, confirmed with the court that four of those THPs are not subject to the preliminary injunction.

          In connection with the EPIC action, on September 24, 1996, Pacific Lumber filed its petition for writ of certiorari requesting that the U. S. Supreme Court consider its appeal of the permanent injunction concerning harvesting operations in connection with a THP for approximately 237 acres of primarily virgin old growth timber (THP 90-237).

          In connection with the Headwaters Agreement (see Notes 6 and 7 of the Condensed Notes to Financial Statements set forth in Part I, Item
1), the two actions entitled The Pacific Lumber Company, et al. v. The United States of America and Salmon Creek Corporation v. California State Board of Forestry, et al. have been stayed by the court at the request of the parties.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     A.   EXHIBITS:

          10 Agreement dated September 28, 1996 between MAXXAM Inc., The Pacific Lumber Company (on behalf of itself, its subsidiaries and its affiliates) the United States of America and the State of California (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K dated September 28, 1996)

          27   Financial Data Schedule

     B.   REPORTS ON FORM 8-K:

          On October 3, 1996, the Company filed a Current Report on Form 8-K, dated September 28, 1996, concerning the Headwaters Agreement.

                                 SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who has signed this report on behalf of the Registrant and as the principal accounting officer of the Registrant.


                                MAXXAM GROUP INC.




Date: November 12, 1996           By: /s/  GARY L. CLARK
                                     ----------------------------
                                          Gary L. Clark
                                         Vice President